Form 10-Q
period 2000-09-30
PROTON ENERGY SYSTEMS INC
filed 2000-11-13
CIK 1114617

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________


                       Commission File Number: 000-31533



                           PROTON ENERGY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)



                      50 INWOOD ROAD, ROCKY HILL, CT 06067
              (Address of registrant's principal executive office)



                                 (860) 571-6533
              (Registrant's telephone number, including area code)



                DELAWARE                               06-1461988
       (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)           Identification Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [   ]    No [ X ]
                                           ---         ---

The number of shares of common stock outstanding as of November 13, 2000 was 33,082,093 with a par value of $.01 per share.

                           PROTON ENERGY SYSTEMS, INC.

                               INDEX to FORM 10-Q

                                                                                     Page
PART I.   FINANCIAL INFORMATION

Item 1 - Financial Statements

   Condensed Balance Sheets - December 31, 1999, September 30, 2000 (unaudited)
    and Pro Forma September 30, 2000 (unaudited)                                      1

   Condensed Statements of Operations - Three Month and Nine Month Periods
    ended September 30, 1999  (unaudited) and September 30, 2000 (unaudited)
    and Cumulative Amounts from Inception through September 30, 2000 (unaudited)      2

   Statement of Changes in Stockholders' Equity (Deficit)
    from Inception through September 30, 2000 (unaudited).                            3

   Condensed Statements of Cash Flows - Nine Month Periods ended September 30,
    1999 (unaudited) and September 30, 2000 (unaudited) and Cumulative Amounts
    from Inception through  September 30, 2000 (unaudited).                           4

   Notes to Condensed Financial Statements                                          5-7


Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                           7-19

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings                                                           19

Item 2 - Changes in Securities and Use of Proceeds                                   19

Item 3 - Defaults upon Senior Securities                                             19

Item 4 - Submission of Matters to a Vote of Security Holders                         19

Item 5 - Other Information                                                           20

Item 6 - Exhibits and Reports on Form 8-K                                            20

Signature                                                                            21

                         Part I - FINANCIAL INFORMATION

                                     ITEM 1.
                              FINANCIAL STATEMENTS

                           PROTON ENERGY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                                    September 30, 2000
                                                            December 31,        September 30,    Pro Forma Balance Sheet
                                                               1999                2000                  (Note 2)
                                                         ------------------  ------------------  -------------------------
                          ASSETS                                                  (Unaudited)           (Unaudited)
Current assets:
     Cash and cash equivalents                           $         580,709   $       1,471,925   $            112,732,283
     Marketable securities                                       2,550,000          47,717,208                 47,717,208
     Inventories and deferred costs (Note 3)                       942,227           1,654,191                  1,654,191
     Other current assets                                           73,665           2,219,558                    873,832
                                                         ------------------  ------------------  -------------------------
        Total current assets                                     4,146,601          53,062,882                162,977,514
                                                         ------------------  ------------------  -------------------------
Fixed assets, net                                                  847,374           1,112,460                  1,112,460
Other assets                                                         6,299               6,299                      6,299
                                                         ------------------  ------------------  -------------------------
        Total assets                                     $       5,000,274   $      54,181,641   $            164,096,273
                                                         ==================  ==================  =========================

            LIABILITIES, MANDATORILY REDEEMABLE
              CONVERTIBLE PREFERRED STOCK AND
              STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                    $         113,072   $         207,602   $                207,602
     Accrued expenses                                              319,687             352,960                    352,960
     Deferred revenue/customer advances                            488,482             979,883                    979,883
     Deferred offering costs                                             -             975,000                    975,000
                                                         ------------------  ------------------  -------------------------
        Total current liabilities                                  921,241           2,515,445                  2,515,445
                                                         ------------------  ------------------  -------------------------
Commitments and contingencies (Note 7)
Mandatorily redeemable convertible preferred stock
     (Note 5), $.01 par value ; 9,108,511, 22,659,093
     and 0 shares authorized, respectively; 8,249,029,
     22,659,093 and 0 shares issued and outstanding,
     respectively; stated at redemption value                   13,135,917          66,089,187                          -
                                                         ------------------  ------------------  -------------------------
Stockholders' equity (deficit) (Note 5):
     Preferred stock, undesignated, $.01 par value per
     share; 5,000,000 shares authorized, no shares
     issued or outstanding                                               -                   -                          -
     Common Stock, $.01 par value; 100,000,000 shares
     authorized; 1,900,000, 1,948,311 and 32,032,093
     shares issued and outstanding, respectively                    19,000              19,483                    320,321
     Additional paid-in capital                                    200,281          50,079,341                225,782,322
     Unearned compensation                                        (808,821)         (2,817,265)                (2,817,265)
     Accumulated other comprehensive loss                                -            (194,974)                  (194,974)
     Deficit accumulated during the development stage           (8,467,344)        (61,509,576)               (61,509,576)
                                                         ------------------  ------------------  -------------------------
        Total stockholders' equity (deficit)                    (9,056,884)        (14,422,991)               161,580,828
                                                         ------------------  ------------------  -------------------------

          Total liabilities, mandatorily redeemable
          convertible preferred stock and stockholders'  ------------------  ------------------  -------------------------
          equity (deficit)                               $       5,000,274   $      54,181,641   $            164,096,273
                                                         ==================  ==================  =========================


 The accompanying notes are an integral part of the financial statements.

                           PROTON ENERGY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                             For the period
                                                                                                                  from
                                                                                                                inception
                                                                                                               (August 16,
                                     Three Months Ended September 30,    Nine Months Ended September 30,      1996) through
                                    -----------------------------------  ---------------------------------    September 30,
                                         1999              2000               1999              2000              2000
                                    -----------------------------------  ---------------------------------  ------------------

Contract revenue                          $ 33,312           $ 350,125          $ 79,937        $ 537,256         $ 1,470,768

Costs and expenses:
     Costs of contract revenue              56,270             236,502           318,713          324,600           1,056,837
     Costs of production                         -              14,917                 -          130,853             284,853
     Research and development              415,021             891,229           836,318        2,077,692           6,597,130
     General and administrative            462,120             949,477         1,299,000        2,381,771           5,935,570
                                    -----------------------------------  ---------------------------------  ------------------
         Total costs and expenses          933,411           2,092,125         2,454,031        4,914,916          13,874,390
                                    -----------------------------------  ---------------------------------  ------------------

Loss from operations                      (900,099)         (1,742,000)       (2,374,094)      (4,377,660)        (12,403,622)

Interest income                             51,247             727,726           128,657        1,409,582           1,569,200
                                    -----------------------------------  ---------------------------------  ------------------
Net loss                                  (848,852)         (1,014,274)       (2,245,437)      (2,968,078)        (10,834,422)
Deemed preferred dividends and
     accretion                            (247,250)         (1,261,000)         (651,750)     (52,691,154)        (54,191,154)
                                    -----------------------------------  ---------------------------------  ------------------

Net loss attributable to common
     stockholders                       (1,096,102)         (2,275,274)       (2,897,187)     (55,659,232)        (65,025,576)
                                    ===================================  =================================  ==================

Basic and diluted net loss per
     share attributable to common
     stockholders                          $ (0.58)            $ (1.18)          $ (1.52)        $ (29.16)           $ (34.20)
                                    ===================================  =================================  ==================

Shares used in computing basic
     and diluted net loss per share
     attributable to common
     stockholders                        1,900,000           1,920,772         1,900,000        1,908,566           1,901,589
                                    ===================================  =================================  ==================

     The accompanying notes are an integral part of the financial statements.

                           PROTON ENERGY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                        Common Stock          Additional
                                  --------------------------    Paid-In       Unearned
                                     Shares       Amount        Capital     Compensation
                                  ---------------------------------------------------------
Inititial capitalization             1,900,000     $ 19,000             $ -           $ -
Net loss
                                  ------------  -----------  --------------  ------------

Balance at December 31, 1996         1,900,000       19,000               -             -
Accretion                                    -            -               -             -
Net loss                                     -            -               -             -
                                  ------------  -----------  --------------  ------------

Balance at December 31, 1997         1,900,000       19,000               -             -
Accretion                                    -            -               -             -
Net loss                                     -            -               -             -
                                  ------------  -----------  --------------  ------------

Balance at December 31, 1998         1,900,000       19,000               -             -
Unearned compensation related to
  stock option grants                        -            -       1,099,281    (1,099,281)
Amortization of unearned
  compensation                               -            -               -       290,460
Accretion                                    -            -        (899,000)            -
Net loss                                     -            -               -             -
                                  ------------  -----------  --------------  ------------

Balance at December 31, 1999         1,900,000       19,000         200,281      (808,821)
Exercises of stock
  options (unaudited)                   48,311          483           7,923             -
Unearned compensation related to
  stock option grants (unaudited)            -            -       2,395,057    (2,395,057)
Amortization of unearned
  compensation (unaudited)                   -            -               -       386,613
Deemed preferred dividends and
  accretion (unaudited)                      -            -      47,457,155             -
Other (unaudited)                                                    18,925
Change in unrealized gain (loss)
  on marketable Securities (unaudited)
  (Note 2)
Net loss (unaudited)

                                  ------------  -----------  --------------  ------------
Balance at September 30, 2000        1,948,311     $ 19,483    $ 50,079,341  $ (2,817,265)
                                  ============  ===========  ==============  ============

                                                    Deficit
                                   Accumulated    Accumulated        Total
                                      Other        During the    Stockholders'
                                  Comprehensive   Development       Equity
                                  Income (loss)      Stage         (Deficit)
                                  ----------------------------------------------
Inititial capitalization                    $ -             $ -        $ 19,000
Net loss                                               (225,466)       (225,466)
                                  -------------  --------------  --------------

Balance at December 31, 1996                  -        (225,466)       (206,466)
Accretion                                     -        (160,000)       (160,000)
Net loss                                      -      (1,669,763)     (1,669,763)
                                  -------------  --------------  --------------

Balance at December 31, 1997                  -      (2,055,229)     (2,036,229)
Accretion                                     -        (441,000)       (441,000)
Net loss                                      -      (2,681,405)     (2,681,405)
                                  -------------  --------------  --------------

Balance at December 31, 1998                  -      (5,177,634)     (5,158,634)
Unearned compensation related to                                              -
  stock option grants                         -               -               -
Amortization of unearned                                                      -
  compensation                                -               -         290,460
Accretion                                     -               -        (899,000)
Net loss                                      -      (3,289,710)     (3,289,710)
                                  -------------  --------------  --------------

Balance at December 31, 1999                  -      (8,467,344)     (9,056,884)
Exercises of stock options (unaudited)        -               -           8,406
Unearned compensation related to
  stock option grants (unaudited)             -               -               -
Amortization of unearned
  compensation (unaudited)                    -               -         386,613
Deemed preferred dividends and
  accretion (unaudited)                       -     (50,074,154)     (2,616,999)
Other (unaudited)                                                        18,925
Change in unrealized gain (loss)
  on marketable Securities (Note 2)
  (unaudited)                          (194,974)                       (194,974)
Net loss (unaudited)                                 (2,968,078)     (2,968,078)

                                  -------------  --------------  --------------
Balance at September 30, 2000        $ (194,974)  $ (61,509,576)  $ (14,422,991)
(unaudited)                       =============  ==============  ==============


   The accompanying notes are an integral part of the financial statements.

                           PROTON ENERGY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the period
                                                                                          from
                                                                                       inception
                                                                                      (August 16,
                                                   Nine Months Ended September 30,   1996) through
                                                   --------------------------------  September 30,
                                                        1999             2000             2000
                                                   ---------------   --------------  ---------------
Cash flows from operating activities:
    Net loss                                         $ (2,245,437)    $ (2,968,078)   $ (10,834,422)
    Adjustments to reconcile net loss to net
        cash used in operations:
        Depreciation and amortization                     118,949          210,907          657,848
        Non-cash stock-based expense                      314,418          553,650        1,018,110
        Changes in operating assets and
           liabilities:
           Inventory                                     (820,357)        (711,964)      (1,654,191)
           Other current assets                            39,494         (800,167)        (873,832)
           Other assets                                      (970)               -           (6,299)
           Accounts payable and accrued
               expenses                                    58,584          277,803          612,264
           Deferred revenue and contract advances         496,185          491,401          979,883
                                                   --------------------------------  ---------------
              Net cash used in operating
                  activities                           (2,039,134)      (2,946,448)     (10,100,639)
                                                   --------------------------------  ---------------
Cash flows from investing activities:
    Purchases of fixed assets                            (161,020)        (475,993)      (1,660,108)
    Purchases of marketable securities                 (1,900,000)     (51,048,812)     (58,448,812)
    Proceeds from maturities of marketable
        securities                                      1,050,000        5,686,630       10,536,630
                                                   --------------------------------  ---------------
               Net cash used in investing
                   activities                          (1,011,020)     (45,838,175)     (49,572,290)
                                                   --------------------------------  ---------------
Cash flows from financing activities
    Proceeds from issuance of common
         stock                                                  -                -           19,000
    Proceeds from exercise of stock
         options                                                -            8,406            8,406
    Proceeds from issuance of notes payable
         and warrants                                           -                -        2,000,000
    Proceeds from issuance of mandatorily
         redeemable convertible preferred stock
         and warrants                                   3,000,000       50,038,159       59,488,174
    Payment of initial public offering costs                    -         (370,726)        (370,726)
                                                   --------------------------------  ---------------
                Net cash provided by financing
                   activities                           3,000,000       49,675,839       61,144,854
                                                   --------------------------------  ---------------
Net (decrease) increase in cash                           (50,154)         891,216        1,471,925
Cash at beginning of period                               478,322          580,709                0
                                                   --------------------------------  ---------------
Cash at end of period                                   $ 428,168       $1,471,925      $ 1,471,925
                                                   ================================  ===============

Supplemental disclosure of cash flow
    information:
    Cash paid during the period for:
        Interest                                                -                -         $ 32,873


The accompanying notes are an integral part of the financial statements.

                           PROTON ENERGY SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS

     Proton Energy Systems, Inc. (the `` Company'' ) was incorporated in Delaware on August 16, 1996 to design, develop and manufacture proton exchange membrane (`` PEM'') electrochemical products. The Company employs PEM electrochemical products in hydrogen generation and power generating and storage devices for use in a variety of commercial applications. The Company manufactures products for the international industrial gas market and operates in a single segment. The Company is considered a development stage company, as defined in Statement of Financial Accounting Standards (`` SFAS'') No. 7, `` Accounting and Reporting by Development Stage Enterprises,'' because its principal operations have not yet commenced.

2.  BASIS OF PRESENTATION

     The financial information as of September 30, 2000, for the three and nine month periods ended September 30, 1999 and 2000, and for the period from inception (August 16, 1996) through September 30, 2000 is unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1/A filed on September 28, 2000.

     Pro Forma Data

     The unaudited pro forma presentation of the September 30, 2000 balance sheet has been prepared to reflect the issuance of 7.0 million shares of common stock through the initial public offering at a price of $17.00 per share, conversion of 424,689 warrants, receipt of the net proceeds from the sale of stock and exercise of warrants and the conversion of all 22.7 million shares outstanding of preferred stock.

     Marketable Securities

     The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, ``Accounting for Certain Investments in Debt and Equity Securities.'' As of September 30, 2000, the Company's investment portfolio consisted of U.S. government securities held by two major banking institutions. As of September 30, 2000, the maturities of marketable securities are as follows:

          Less than one year       $23,470,519
          One to five years         24,246,689
                                   -----------
                                   $47,717,208
                                   ===========

     Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders equity. The unrealized loss from marketable securities was $0 and $194,974 at December 31, 1999 and September 30, 2000, respectively.

     Comprehensive Income (Loss)

     Comprehensive income (Loss) is defined as changes in equity other than transactions resulting from investments by owners and distributions to owners. The Company's comprehensive loss for the three and nine month periods ended September 30, 1999 was the same as its reported net loss. The Company's comprehensive loss, for the three and nine month periods ended September 30, 2000, consisted of the reported net loss and unrealized losses on marketable securities and totaled $2,470,248 and $55,854,206, respectively.

3.  INVENTORIES

     Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

                                   December 31,                September 30,
                                      1999                        2000
                                 ---------------              --------------

Raw materials                         $ 345,071                   $ 740,459
Work in process                          98,852                      60,880
Finished goods                          498,304                     852,852
                                 ---------------              --------------
                                      $ 942,227                  $1,654,191
                                 ===============              ==============

4.  LOSS PER SHARE

     Net loss per share has been computed by dividing the net loss attributable to common shareholders by the weighted average common shares outstanding. No effect has been given to the exercise of common stock options, stock warrants, convertible notes and redeemable convertible preferred stock, since the effect would be antidilutive for all reporting periods.

5.  CAPITAL STRUCTURE

     Series C Preferred Stock Offering

     In April 2000, the Company issued 14,306,901 shares of Series C Preferred Stock for $3.50 per share for gross proceeds of approximately $50 million (unaudited). Concurrent with the issuance of the Series C Preferred Stock, the Company recorded a beneficial conversion charge. The beneficial conversion charge was calculated in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and was the difference between the Series C Preferred Stock price and the deemed fair market value of the Company's common stock into which the Series C Preferred Stock was immediately convertible, limited to the total Series C Preferred Stock proceeds. Accordingly, a deemed preferred dividend of approximately $50 million (unaudited) as of the issuance date has been recognized as a charge to accumulated deficit and net loss attributable to common stockholders, and as an increase to additional paid-in capital.

6.  STOCK OPTION GRANTS

     During 1999 and the nine months ended September 30, 2000, the Company issued common stock options at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense of $60,000 and $184,000 for the three-month periods ended September 30, 1999 and September 30, 2000, and $227,000 and $405,000 for the nine month periods ended September 30, 1999 and September 30, 2000, respectively.

7.  COMMITMENTS AND CONTINGENCIES

     In November 1999, the Company entered into an agreement with a distributor to develop, market and distribute hydrogen generators to be used solely in laboratory applications. This agreement grants the distributor worldwide exclusivity to the commercial sale of this product during the fifteen-year term of the contract as long as the distributor meets minimum purchases, as defined in the agreement. The Company retains the right to modify the contract once annually by providing six months notice. In the nine-month period ended September 30, 2000, the Company recorded a loss of approximately $55,000 for orders received under this contract. Any future loss recognition is contingent on the distributor placing additional orders and the Company's cost per unit exceeding the related sale price per unit.

8.  SUBSEQUENT EVENT

     Initial Public Offering

     On October 4, 2000, the Company closed an agreement to sell 7.0 million shares of common stock through an initial public offering at an offering price of $17.00 per share resulting in net proceeds of $109.3 million. In addition the Company received approximately $600,000 in proceeds from the conversion of warrants. Total offering costs, excluding underwriting discounts and commissions, approximated $1.3 million of which $975,000 were accrued at September 30, 2000. Upon the closing of the offering, all of the Company's then outstanding preferred stock automatically converted into common stock on a one-for-one basis.

     In October 2000, the Company's underwriters exercised the option to purchase an additional 1,050,000 shares to cover over-allotments. The net offering proceeds to the Company from the sale of the additional shares was $16.6 million after deducting the underwriter's fees. The over-allotment option was granted to the underwriters in connection with the Company's initial public offering.


                         PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and with the Company's Registration Statement (Registration No. 333-39748) on Form S-1.
This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend", "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations and contain projections of our future results of operation or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectation to our investors. However, there may be events in the future that we are unable to predict accurately or control. The factors in the section captioned "Certain Factors That May Affect Future Results" provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Overview

     We were founded in 1996 to design, develop and manufacture PEM electrochemical products for commercial applications. Our proprietary PEM technology is incorporated in two families of products: hydrogen generators, late stage development models of which we are currently manufacturing and delivering to customers, and regenerative fuel cell systems, which we are currently developing. Since our inception through September 2000, we have funded our operations through private financings that raised approximately $61.6 million, including $50.1 million raised in a private financing in April 2000. In October 2000, we completed our initial public offering and exercise of the underwriters' over-allotment of common stock resulting in net proceeds to us of $125.9 million.

     We began delivering late stage development models of our hydrogen generators to customers in 1999. However, we have deferred revenue on these units and will continue to defer revenue on product deliveries until we have adequate information to estimate our warranty obligations. Product revenue will be recognized when we can estimate such obligations. As of September 30, 2000, we have deferred revenue and customer advances of approximately $980,000 related to the units we have delivered. In the future, we expect to derive the majority of our revenue from the sale of the hydrogen generator and regenerative fuel cell systems products we may develop.

     We derive contract revenue from customer-sponsored research and development contracts related to our PEM technology. For those contracts which do not require us to meet specific obligations, we recognize contract revenue utilizing the percentage-of-completion method, which is based on the relationship of costs incurred to total estimated contract costs. For those research and development contracts which require us to meet specified obligations, including delivery and acceptance obligations, amounts advanced to us pursuant to the contracts are recognized as contract liabilities until such obligations are met. Once the obligations are met, the amounts are recognized as contract revenue. Through September 30, 2000, we have recognized approximately $1.5 million in contract revenue from research and development funding under arrangements with both government and private sources. Under these contracts, we have delivered HOGEN hydrogen generators and demonstration regenerative fuel cell systems. We currently have ongoing research and development projects with both NASA and the United States Department of Energy, or DOE. Our NASA contract extends to October 2001 and provides for total payments to us of approximately $600,000, of which we had recognized approximately $405,000 as of September 30, 2000. The DOE contract extends to September 2002 and provides for payments to us of approximately $1.3 million, of which we had recognized approximately $161,000 as of September 30, 2000.

     Our costs of contract revenue reflect costs incurred under specific customer-sponsored research and development contracts. These costs consist primarily of salaries and benefits for our research and development personnel, materials to build prototype units, materials for testing, facility-related costs, operating supplies and other costs associated with our research and development activities. We expect our costs of contract revenue to increase as we complete work under existing contracts.

     Our costs of production reflect costs incurred in the manufacture of our products. These costs consist primarily of product materials, fees paid to outside suppliers for subcontracted components and services, salaries and benefits for our manufacturing personnel, facility-related costs, operating supplies and other costs associated with our manufacturing activities. Through September 30, 2000, costs of production reflected costs incurred in excess of the corresponding sales price and warranty costs incurred on units shipped.

     Our research and development expenses reflect costs incurred for internal research and development projects conducted without specific customer-sponsored contracts. These costs consist primarily of salaries and benefits for our research and development personnel, materials to build prototype units, materials for testing, facility-related costs, operating supplies and other costs associated with our internal research and development activities. We expect our research and development expenses to increase as we increase our internal research and product development activities.

     Our general and administrative expenses consist primarily of salaries and benefits for sales and administrative personnel, professional fees for recruiting, legal and accounting services, training expenses, travel costs, rent, utilities and other general office expenses. We expect our general and administrative expenses to increase as we continue to invest in our employees, increase our recruiting efforts, expand our infrastructure and incur additional costs related to the growth of our business and operations as a public company.

     We have generated cumulative losses since our inception, and as of September 30, 2000 our accumulated deficit was $61.5 million, of which $50.7 million is attributable to deemed preferred dividends and accretion, primarily in the form of a beneficial conversion charge, and $10.8 million is attributable to net losses since inception. We expect to continue to make significant investments in new product design and development for the foreseeable future. We expect to incur operating losses in 2000 and for the next several years and cannot predict when we will become profitable, if ever.

Results of Operations

Comparison of Three Month Periods Ended September 30, 1999 and September 30,
2000

  Contract revenue. Contract revenue increased from $33,000 for the three months ended September 30, 1999 to $350,000 for the corresponding period in 2000. This increase was due to increased research and development activity related to regenerative fuel cell systems under the NASA and DOE contracts in 2000. In the future, we expect contract revenue from government sponsored research and development contracts to decrease as a percentage of total revenues once we begin to recognize revenue from product sales.

  Costs of contract revenue. Costs of contract revenue increased from $56,000 for the three months ended September 30, 1999 to $237,000 for the corresponding period in 2000. The amount in 1999 reflects costs incurred on the NASA contract. The amount in 2000 reflects costs incurred under the NASA contract and the second phase of our DOE contract.

  Costs of production. Costs of production increased from $0 for the three months ended September 30, 1999 to $15,000 in the corresponding period of 2000. The amount in 2000 reflects costs associated with the repair and maintenance of our hydrogen generators in the field.

  Research and development expenses.   Research and development expenses
increased from $415,000 for the three months ended September 30, 1999 to $891,000 for the corresponding period in 2000. The increase was due to an increase in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. We expect our research and development expenses to continue to increase in the future.

  General and administrative expenses. General and administrative expenses increased from $462,000 for the three months ended September 30, 1999 to $949,000 for the corresponding period in 2000. This increase reflects an increase in legal expenses of $72,000, an increase in salaries and benefits of $122,000, an increase in office-related expenses of $36,000, an increase in marketing expenses of $29,000 and an increase of $124,000 of non-cash compensation expense associated with stock option grants.

  Interest income (expense), net. Interest income increased from $51,000 for the three months ended September 30, 1999 to $728,000 for the corresponding period in 2000. The increase resulted from increased cash and marketable securities as a result of investing the proceeds from the issuance of our Series C preferred stock.

Comparison of Nine Month Periods Ended September 30, 1999 and September 30, 2000

  Contract revenue. Contract revenue increased from $80,000 for the nine months ended September 30, 1999 to $537,000 for the corresponding period in 2000. This increase was due to increased research and development activity related to regenerative fuel cell systems under the NASA and DOE contracts in 2000. In the future, we expect contract revenue from government sponsored research and development contracts to decrease as a percentage of total revenues once we begin to recognize revenue from product sales.

  Costs of contract revenue. Costs of contract revenue increased from $319,000 for the nine months ended September 30, 1999 to $325,000 for the corresponding period in 2000. The amount in 1999 reflects costs incurred on the first phase of our DOE contract and on our Electric Power Research Institute, or EPRI, contract, for which contract revenue was deferred until specific obligations were met in the fourth quarter of 1999. The amount in 2000 reflects costs incurred under the NASA contract and the second phase of our DOE contract.

  Costs of production. Costs of production increased from $0 for the nine months ended September 30, 1999 to $131,000 in the corresponding period of 2000. The amount in 2000 reflects costs associated with manufacturing and delivering our hydrogen generators in excess of the corresponding sales price as well as warranty costs on units in the field. We expect to continue to incur costs in excess of our sales price under our contract with Matheson Tri-Gas, Inc. as we refine our production process. Under this contract, Matheson has the exclusive right to sell our Chrysalis hydrogen generators if it meets minimum purchase requirements specified in the contract. Because we have not yet completed development of commercial models of these units, no minimum purchase requirements are applicable to Matheson prior to December 31, 2001. For periods after December 31, 2001, the contract currently provides that Matheson must purchase 1,000 units per year if it wishes to maintain exclusivity. Under the contract we have the right to increase prices on the units once annually by providing six months notice, subject to either party's right to terminate the contract if agreement on price increases is not reached. Any future recognition of losses by us under this contract will depend on the number of orders placed by Matheson and the extent to which our cost per unit exceeds the sale price per unit.

  Research and development expenses.   Research and development expenses
increased from $836,000 for the nine months ended September 30, 1999 to $2,078,000 for the corresponding period in 2000. The increase was due to an increase in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. We expect our research and development expenses to continue to increase in the future.

  General and administrative expenses. General and administrative expenses increased from $1,299,000 for the nine months ended September 30, 1999 to $2,382,000 for the corresponding period in 2000. This increase reflects an increase in legal expenses of $340,000, an increase in salaries and benefits of $187,000, an increase in marketing expenses of $50,000, an increase in recruiting and relocation of $94,000 and an increase of $178,000 of non-cash compensation expense associated with stock option grants.

  Interest income (expense), net. Interest income increased from $129,000 for the nine months ended September 30, 1999 to $1,410,000 for the corresponding period in 2000. The increase resulted from increased cash and marketable securities as a result of investing the proceeds from the issuance of our Series C preferred stock.

Liquidity and Capital Resources

  Since our inception in August 1996 through September 2000, we have financed our operations through the series A, A-1, B, B-1 and C preferred stock issuances that raised approximately $61.6 million. As of September 30, 2000, we had $49.2 million in cash, cash equivalents and marketable securities. In October 2000, we completed our initial public offering and exercise of the underwriters' over-allotment of common stock resulting in net proceeds to us of $125.9 million.

  Cash used in operating activities was $2.9 million for the nine months ended September 30, 2000 and was primarily attributable to our net loss and increases in inventory and other current assets, offset by an increase in deferred revenue and accounts payable and accrued expenses. Cash used in operating activities was $2.0 million in 1999 and was primarily attributable to our net loss and an increase in inventory, offset by an increase in deferred revenue.

  Cash used in investing activities was $45.8 million for the nine months ended September 30, 2000 and was primarily attributable to purchases of marketable securities, offset by maturities of marketable securities. Cash used in investing activities was $1.0 million in 1999 and was primarily attributable to purchases of marketable securities, offset by maturities of marketable securities.

  Cash provided by financing activities was $49.7 million for the nine months ended September 30, 2000 and was attributable to the receipt of proceeds from the sale of our series C convertible preferred stock. Cash provided by financing activities was $3.0 million in 1999 and was attributable to the receipt of proceeds from the sale of our series B-1 convertible preferred stock.

  We anticipate that our cash and marketable securities on hand as of September 30, 2000 will be adequate to fund our operations, working capital and capital expenditure requirements for at least the next 12 months. We currently anticipate we will spend approximately $1 million in 2000 and $9 million in 2001 to purchase equipment for and to make leasehold improvements to our planned manufacturing facility. We also expect over the next 12 months to continue to fund operating efforts related to the production of our hydrogen generators and to continue our research and development activities on our regenerative fuel cell systems. We cannot assure you that we will not require additional financing to fund our operations or that, if required, any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available, we may be required to delay, reduce or eliminate some of our research and development or manufacturing programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.

Inflation

  We do not believe that inflation has had a material effect on our financial position or results of operations during the past three years. However, we cannot predict the future effects of inflation, including interest rate fluctuations and market fluctuations.

Certain Factors That May Affect Future Results

  The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

Our future success is uncertain because we have a limited operating history.

     As a development stage company, we face many risks and uncertainties. If we are unsuccessful in addressing these risks and uncertainties, we may be unable to generate revenue and grow our company. We were formed in 1996 to research and develop PEM electrochemical products. We began shipping late stage development models of our hydrogen generators in the first quarter of 2000 and have not yet manufactured commercial regenerative fuel cell systems. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects and our future success is uncertain. In addition, until we have adequate information to estimate warranty obligations relating to our product sales, we are deferring recognition of revenue on product sales. You should consider the challenges, expenses, delays and other difficulties typically involved in the establishment of a new business, including the continued development of our products, development of fully functioning manufacturing operations, refinement of processes and components for our commercial products, recruitment of qualified personnel, and achievement of market acceptance for our products.




We have incurred, and expect to continue to incur, substantial losses, and we may never become profitable.

     We have incurred substantial losses since we were founded and we anticipate we will continue to incur substantial losses in the future. As of September 30, 2000, we had an accumulated deficit of $61.5 million. We cannot predict when we will operate profitably, if ever. We expect to continue to incur increased expenses related to research and development activities, expansion of our manufacturing facilities and general administrative functions. As a result, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our hydrogen generators and regenerative fuel cell systems in substantial quantities. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

If we fail to retain our key personnel and attract and retain additional qualified personnel, we may be unable to develop our products and generate revenue.

     Our success depends upon the continued service of our executive officers and other key employees such as manufacturing and research and development personnel. The loss of any of our executive officers or key employees, especially Walter W. Schroeder, president and chief executive officer, Trent M. Molter, vice president of engineering and technology, and Lawrence C. Moulthrop, Jr., vice president of product engineering, could impair our ability to pursue our growth strategy and slow our product development processes. We do not have employment agreements with any of our key executives. Furthermore, we must continue to hire large numbers of highly qualified individuals, including
researchers, engineers and manufacturing professional.   Competition for these
individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future.

We may not be able to generate revenue in the future if we do not complete the development of our hydrogen generators and regenerative fuel cell systems.

     Our hydrogen generators and regenerative fuel cell systems are still in the development stage. We do not know when or whether we will successfully complete research and development of commercial hydrogen generators or regenerative fuel cell systems. If we are unable to develop commercial hydrogen generators or commercial regenerative fuel cell systems, we may not be able to generate future revenue and we may not recover the losses we have incurred in attempting to develop these products. If we experience delays in meeting our development milestones or if our hydrogen generators and regenerative fuel cell systems exhibit technical defects or cannot meet cost or performance goals, including output, useful life and reliability goals, potential purchasers of our products may decline to purchase them or choose alternative technologies. We may be unable to make the substantial technological advances necessary to produce commercial hydrogen generators and regenerative fuel cell systems that provide the features and performance specifications required by customers at a competitive price. For example, we must identify improved hydrogen storage technologies and fuel cell module structures. In addition, in order to commercially market our smaller scale hydrogen generators, we need to develop an effective method of removing water vapor from the hydrogen produced. If we are unable to successfully complete these development activities, we may be unable to commercially market our products. In some cases, we are attempting to expedite our development efforts by utilizing third parties for important engineering work. These third parties include vendors of hydrogen storage, purification systems, power supply and control components. If these third parties are unable to successfully complete their development activities on our behalf, we may be unable to commercially market our products.

We will not be able to grow our business if we do not achieve widespread commercial acceptance of our hydrogen generators in the market for delivered hydrogen.

     We intend to market our hydrogen generators to small- and medium-volume users of delivered hydrogen. Our business depends on the widespread commercial acceptance of our hydrogen generators and we may be unable to grow our business if our targeted customers do not purchase substantial numbers of our hydrogen generators. Our targeted customers, or the distributors who we intend to use to market to these customers, may not purchase our hydrogen generators at all or in sufficient quantities to support the growth of our business. Our hydrogen generators will require our target customers to make a substantial initial investment, currently ranging from approximately $50,000 to $200,000 per unit for our HOGEN models. Our method of supplying hydrogen by producing it on-site using PEM electrolysis represents a significant departure from conventional means of supplying hydrogen to end users. PEM electrolysis is a new and unproven technology in the markets we are targeting, and we do not know if our targeted customers will accept our product. In addition, we have not demonstrated that we can supply hydrogen to our targeted customers at a lower cost than conventionally delivered hydrogen.

The success of our hydrogen generators as a fuel source for PEM fuel cells depends upon the development of a mass market for PEM fuel cells, and we may not be able to generate revenue in the future if this market does not develop.

     We also intend to market our hydrogen generators for use as fuel generators for PEM fuel cells in a variety of applications, in particular fuel cell vehicles. If a mass market for PEM fuel cells fails to develop or develops more slowly than we anticipate, we may be unable to generate revenue in the future and recover the losses we will have incurred in the development of our hydrogen generators. PEM fuel cells represent an emerging commercial market, and we do not know whether end-users will want to use them. The development of a mass market for PEM fuel cells may be affected by many factors outside of our control, including

      .  the emergence of newer, more competitive technologies;

      . the cost competitiveness of PEM fuel cells compared to existing and new technologies;

      .  the future cost of hydrogen;

      .  regulatory requirements;

      . consumer perceptions of the safety, reliability and functionality of PEM fuel cells; and

      .  consumer willingness to try a new product.

     In addition, the sole market for vehicular PEM fuel cells is and will continue to be car, bus and other vehicle manufacturers. Automobile manufacturers' interest in vehicular PEM fuel cells has been driven in large part by environmental laws and regulations concerning vehicle emission requirements that have been enacted in California and some northeastern states. If these laws and regulations are not kept in force or do not become widely adopted, the demand for vehicular PEM fuel cells may be limited. Further, automobile manufacturers may be able to use other technologies to meet their regulatory requirements, such as batteries, low emission internal combustion engines and hybrid internal combustion/battery engines. Even if automobile manufacturers decide to develop vehicles powered by PEM fuel cells, it may be many years before substantial numbers of vehicles powered by PEM fuel cell systems are manufactured. Further, there are several other technologies that may be used to generate hydrogen, such as hydrocarbon reforming, and there remains a strong possibility that our means of generating hydrogen will not be used to supply fuel to fuel cells.

We may be unable to increase our revenue in the future if the use of renewable energy does not increase.

     We anticipate that one of the primary uses of our regenerative fuel cell systems will be for storing energy produced by renewable power sources, such as solar, wind and hydroelectric power. If the demand for renewable energy develops more slowly than we anticipate, our ability to sell our regenerative fuel cell systems could be impaired and we may be unable to grow our business.

The market for renewable energy is still in an early stage of development and the demand for renewable energy will remain limited until the cost of producing energy from renewable sources is substantially reduced. Power from renewable energy sources currently costs significantly more than power derived from nonrenewable sources, such as coal and oil. The growth of the renewable energy market will be dependent on many factors that are outside of our control, such as the emergence of new, more cost-effective power technologies and products, and domestic and international regulatory requirements.

We expect to incur significant expenses in expanding our manufacturing facilities and production and we may not be successful in these efforts.

     We will be expanding our manufacturing facilities in anticipation of increased demand for our products. If this demand does not materialize, we will not generate sufficient revenue to offset the costs of developing and operating these facilities, which could increase our losses and prevent us from growing our business. We currently anticipate we will spend approximately $10 million over the next two years to purchase equipment and make leasehold improvements for our planned manufacturing facility. We have not yet finalized plans or executed contracts for this expansion, and actual costs may be significantly in excess of our estimates. In addition, we expect to expand our production and may experience delays or problems in our expected expansion that could compromise our ability to increase our sales and grow our business. Factors that could delay or prevent our expected production expansion include:

 . the inability to purchase parts or components in adequate quantities or sufficient quality;

 .  the cost of raw materials;

 .  the failure to increase our assembly and test operations;

 .  the failure to hire and train additional manufacturing personnel;

 . the failure to develop and implement manufacturing processes and equipment; and

 .  the inability to acquire new space for additional production capacity.

If we fail to successfully manufacture our products in commercial quantities, we may not be able to increase our revenue.

     To be financially successful, we will have to manufacture our products in commercial quantities at acceptable costs while also preserving the quality levels achieved in manufacturing these products in limited quantities. This presents a number of technological and engineering challenges for us. We may not be successful in developing product designs and manufacturing processes that permit us to manufacture our hydrogen generators and regenerative fuel cell systems in commercial quantities at commercially acceptable costs while preserving quality. Currently, we sell some of our products for less than it costs us to produce them. In addition, we will incur significant start-up costs and may experience unforeseen delays and expenses in our product design and manufacturing efforts. If the commercialization of our products is delayed, potential purchasers may also decline to purchase them or choose alternative technologies, both of which could impair our ability to generate revenue in the future.

If our suppliers do not supply us with a sufficient amount and quality of components at acceptable prices, we may not be able to manufacture our products commercially.

     Although we generally attempt to use standard components for our products, the proton exchange membrane material and hydrogen purification system used in our products are currently available only from limited sources. Also, we may be unable to purchase components of adequate quality or that meet our cost requirements. In addition, to the extent these components are proprietary products of our suppliers, or the processes used by our suppliers to manufacture these components are proprietary, we may be unable to obtain comparable components from alternative suppliers. We may experience delays in production of our products and our business and financial results would suffer if we fail to identify alternate suppliers, or if our supply is interrupted or reduced or there is a significant increase in cost.

     In addition, platinum is a key component of our PEM fuel cells. Platinum is a scarce natural resource and we are dependent upon a sufficient supply of this commodity. We may not be able to produce commercial products, or the cost of producing our products may significantly increase, if there are any shortages in the supply of platinum.

We may be unable to sell our products and generate revenue if we fail to establish distribution relationships.

     Because we intend to sell our products primarily through third-party distributors, the financial benefits to us of commercializing our products will be dependent on the efforts of others. We intend to enter into additional distribution agreements or other collaborative relationships to market and sell our products. If we are unable to enter into additional distribution agreements, or if our third-party distributors do not successfully market and sell our products, we may be unable to generate revenue and grow our business. We may seek to establish relationships with third-party distributors who also indirectly compete with us. For example, we have targeted industrial gas suppliers as potential distributors of our hydrogen generators. Because industrial gas suppliers currently sell hydrogen in delivered form, adoption by their customers of our hydrogen generation products could cause them to experience declining demand for delivered hydrogen. For this reason, industrial gas suppliers may be reluctant to become distributors of our hydrogen generators. In addition, our third-party distributors may require us to provide volume price discounts and other allowances, or customize our products, either of which could reduce the potential profitability of these relationships.




We have historically focused on research and development activities and have limited experience in marketing, selling and servicing our products.

     We have primarily focused on the research and development of our hydrogen generators and regenerative fuel cell systems. Consequently, our management team has limited experience directing the commercialization efforts that are essential to our future success. To date, we only have limited experience marketing, selling and servicing our hydrogen generators, and no experience marketing, selling or servicing our regenerative fuel cell systems.
Furthermore, there are very few people anywhere who have significant experience marketing, selling or servicing PEM electrochemical products. We will have to expand our marketing and sales organization and will have to create a maintenance and support capability. We may not be successful in our efforts to market and service our products, which would compromise our ability to increase our revenue.

Our plans to market, distribute and service our products internationally subject our business to additional risks, which could prevent us from growing our business.

     We intend to market, distribute and service our products internationally and we may derive a significant portion of our revenue from international sales. If we fail to successfully sell our products internationally, our ability to increase our future revenue and grow our business would be impaired. We have limited experience developing, and no experience manufacturing, our products to comply with the commercial and legal requirements of international markets. Our success in those markets will depend on our ability to secure relationships with foreign resellers and our ability to manufacture products that meet foreign regulatory and commercial requirements. In addition, our planned international operations may be subject to a variety of additional risks, including:

 .  difficulties in collecting international accounts receivable;

 . increased costs associated with maintaining international marketing efforts;

 .  compliance with U.S. Department of Commerce export controls;

 .  increases in duty rates;

 .  the introduction of non-tariff trade barriers;

 .  fluctuations in currency exchange rates;

 .  political and economic instability; and

 .  difficulties in enforcing intellectual property rights.

We currently face and will continue to face significant competition, which could cause us to lose sales or render our products uncompetitive or obsolete.

     The markets for delivered hydrogen and reliable backup power are highly competitive. There are a number of companies located in the United States, Canada and abroad that deliver hydrogen, sell hydrogen generation equipment or are developing PEM fuel cell technology. Many of these companies have substantially greater resources than we do. Each of these companies has the potential to capture market share in the markets we intend to address, which could cause us to lose sales and prevent us from growing our business. New developments in technology may also delay or prevent the development or sale of some or all of our products or make our products uncompetitive or obsolete. If this were to occur, we would not be able to generate sufficient revenue to offset the cost of developing our hydrogen generators and regenerative fuel cell systems.

     Our regenerative fuel cell systems are one of a number of power technology products being developed today to provide high quality, highly reliable backup power to the existing electric transmission system, or grid. These products include advanced batteries, ultracapacitors, microturbines, flywheels, internal combustion generator sets, superconducting magnetic energy storage devices and other fuel cells using alternative hydrogen supply applications. Improvements are also being made to the existing electric grid. Technological advances in power technology products and improvements in the electric grid may reduce the attractiveness of our regenerative fuel cell systems.

     As the markets for PEM fuel-cell related products, on-site hydrogen generation and backup power develop, other large industrial companies may enter these fields and compete with us. These large industrial companies may have the research and development, manufacturing, marketing and sales resources necessary to commercialize hydrogen generators and regenerative fuel cell systems more quickly and effectively than we do.

We depend on our intellectual property and our failure to protect it could enable competitors to market products with similar features that may reduce demand for our products.

     If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could reduce demand for our products. Our success depends substantially upon the internally developed technology that is incorporated in our products. We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States. Others may circumvent the trade secrets, trademarks and copyrights that we own and any of the U.S. patents or foreign patents owned by us or subsequently issued to us may be invalidated, circumvented, challenged or rendered unenforceable. In addition, we may not be issued any patents as a result of our pending and future patent applications and any patents we are issued may not have the breadth of claim coverage sought by us.

     Most of our intellectual property is not covered by any patent or patent application. We seek to protect this proprietary intellectual property, which includes intellectual property that may not be patented or patentable, in part by confidentiality agreements with our distributors and employees. These agreements afford only limited protection and may not provide us with adequate remedies for any breach or prevent other persons or institutions from asserting rights to intellectual property arising out of these relationships.

We could incur substantial costs defending our intellectual property from infringement by others.

     Unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources with no assurance of success.

We could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

     The patent situation in the field of PEM fuel cell technology is complex. A large number of patents, including overlapping patents, relating to this technology have been granted worldwide. We are aware of patents in the fuel cell architecture field held by potential competitors and other third parties, including Ballard Power Systems, General Motors, Giner, H-Power, Oronzio deNora Impianti Electrochemical, Packard Instrument, Plug Power, Shinko Pantec, Siemens, Toyota, United Technologies and Whatman. Third parties could claim infringement by us with respect to these patents or other patents or proprietary rights, and we cannot assure you that we would prevail in any such proceeding.

     In addition, some of our employees are parties to assignment of invention and nondisclosure agreements with their former employers. These agreements generally grant the former employer rights to technology developed by the employee while employed by the former employer and prohibit disclosure of that technology or other employer information to third parties. We cannot assure you that such employers will not assert claims against us or our employees alleging a breach of those agreements or other violations of their proprietary rights or alleging rights to inventions by our employees, or that we would prevail in any such proceeding.

     Any infringement claim against us, whether meritorious or not, could:

      .  be time-consuming;

      . result in costly litigation or arbitration and diversion of technical and management personnel; or

      . require us to develop non-infringing technology or to enter into royalty or licensing agreements.

We might not be successful in developing non-infringing technologies. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and operating results. A successful claim of infringement against us or our failure or inability to license the infringed or similar technology could require us to pay substantial damages and could harm our business because we would not be able to sell the affected product without redeveloping it or incurring significant additional expense. In addition, to the extent we agree to indemnify customers or other third parties against infringement of the intellectual property rights of others, a claim of infringement could require us to incur substantial time, effort and expense to indemnify these customers and third parties and could disrupt or terminate their ability to use, market or sell our products.

We may not be able to control our warranty exposure, which could increase our expenses.

     Any significant incurrence of warranty expense could increase our costs. To date, we have not had adequate information to estimate warranty obligations and therefore we may be unable to reasonably predict our warranty expenses. In addition, any warranty disclaimers we use may not effectively limit our liability.

We may be exposed to lawsuits and other claims if our products malfunction, which could increase our expenses, harm our reputation and prevent us from growing our business.

     Any liability for damages resulting from malfunctions of our products could be substantial and could increase our expenses and prevent us from growing our business. In particular, hydrogen is a flammable gas and can pose safety risks if not handled properly. In addition, our products may require modifications to operate properly under extreme temperatures. Potential customers will also rely upon our products for critical needs, such as backup power. A malfunction of our products could result in tort or warranty claims. In addition, a well-publicized actual or perceived problem could adversely affect the market's perception of our products. This could result in a decline in demand for our products, which would reduce our revenue and harm our business.

Future government regulation may impair our ability to market and sell our products.

     Our products are potentially subject to federal, local and foreign laws and regulations governing, among other things, emissions to air as well as laws relating to occupational health and safety. We may incur substantial costs or liabilities in complying with governmental regulations. Our potential customers must also comply with numerous laws and regulations, which could affect their interest in our products. We could incur potentially significant expenditures in complying with environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future.

We anticipate undergoing a period of rapid growth and our failure to manage this growth could harm our business.

     We anticipate undergoing a period of rapid growth in the number of our employees and the scope of our operations. We intend to introduce new products, increase our production capacity and develop additional distributor relationships. Rapid expansion would likely place a significant strain on our senior management team and other resources. In addition, we may be required to hire additional senior management personnel. Our ability to manage growth will depend in part on our ability to continue to enhance our operating, financial and management information systems. Our personnel, systems and controls may be unable to support our growth.

We may not be able to obtain sufficient funds to grow our business.

     We have regularly needed to raise funds in order to operate our business and believe we may need to raise additional funds to achieve full commercialization of some or all of our products. If we are unable to raise additional funds when needed, our ability to operate and grow our business could be impaired. We do not currently have a line of credit. We do not know whether we will be able to secure additional funding or funding on terms acceptable to us. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive to us. If we issue additional equity securities, existing stockholders may experience dilution or be subordinated to any rights, preferences or privileges granted to the new equity holders.

Our revenue and operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.

     We expect our revenue and operating results to vary significantly from quarter to quarter. As a result, quarterly comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of our future performance. In addition, due to our stage of development, we cannot predict our future revenue or results of operations accurately. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

      . the status of development of our technology, products and manufacturing capabilities;

      .  the cost of our raw materials and key components;

       . the introduction, timing and market acceptance of new products introduced by us or our competitors;

      . the development of our strategic relationships and distribution channels;

       . general economic conditions, which can affect our customers' capital investments and the length of our sales cycle;

      . the development of vehicular PEM fuel cells and renewable energy markets; and

      .  government regulation.

     We expect to make significant investments in all areas of our business, particularly in research and product development and in expanding our manufacturing capability. Because the investments associated with these activities are relatively fixed in the short-term, we may be unable to adjust our spending quickly enough to offset any unexpected shortfall in our revenue growth. In addition, because we are in the very early stages of selling our products and have a limited number of customers, we expect our order flow to be uneven from period to period.

Our stock price is likely to be highly volatile and may result in substantial losses for investors purchasing shares in the offering.

     The market price of our common stock is likely to be highly volatile. The stock market in general, and the market for technology-related stocks in particular, has been highly volatile. As a result, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects. Our common stock may not trade at the same levels as other technology-related stocks and technology-related stocks in general may not sustain their current market prices. In addition, an active public market for our securities may not be sustained.

     The trading price of our common stock could be subject to wide fluctuations in response to:

      .  our perceived prospects;

      . variations in our operating results and achievement of key business targets;

      .  changes in securities analysts' recommendations or earnings estimates;

      . differences between our reported results and those expected by investors and securities analysts;

      .  announcements of new products by us or our competitors;

      . market reaction to any acquisition, joint venture or strategic investments announced by us or our competitors; and

      . general economic or stock market conditions unrelated to our operating performance.



     In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

     Our directors, executive officers and individuals or entities affiliated with our directors as a group beneficially own approximately one-third of our outstanding common stock. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of our directors, and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us or our other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.

The provisions of our charter documents and Delaware law could inhibit a takeover that stockholders may consider favorable and diminish the voting rights of the holders of our common stock.

     There are provisions in our certificate of incorporation and by-laws that make it more difficult for a third party to acquire, or attempt to acquire, control of Proton, even if a change in control was considered favorable by our stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. The issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

     Our charter documents contain other provisions that could have an anti-takeover effect, including:

      .  only one of the three classes of directors is elected each year;

      .  stockholders have limited ability to remove directors;

      .  stockholders cannot take actions by written consent;

      .  stockholders cannot call a special meeting of stockholders; and

      . stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

     In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. These provisions may also prevent changes in our management.

The substantial number of shares that will be eligible for sale in the near future could cause our common stock price to decline.

Sales by our stockholders of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of November 13, 2000, we have outstanding approximately 33.1 million shares of common stock, assuming no exercise of outstanding options. Of these shares, the 8,050,000 shares sold in our initial public offering are freely tradable. Approximately 10.1 million shares will be available for sale in the public market 180 days after the date of the offering following the expiration of lock up agreements, and approximately 14.9 million share will become available for sale on subsequent dates. Morgan Stanley & Co. Incorporated, on behalf of the underwriters, may release stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for the earlier sale of shares in the public market.


ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our investment portfolio consists of U.S. government securities held by two major banking institutions. We do not utilize any derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. We believe that the investment-grade securities we hold are not subject to any material risks arising from changes in interest rates.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 29, 2000, the Commission declared effective the Company's Registration Statement (Registration No. 333-39748) on Form S-1, as filed with the Commission in connection with the Company's initial public offering of common stock (the "IPO"), which was managed by Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation and Salomon Smith Barney Inc. Pursuant to this Registration Statement, the Company consummated the issuance and sale of an aggregate of 7,000,000 shares of common stock on October 4, 2000 and an additional 1,050,000 shares of common stock on October 6, 2000, pursuant to the underwriters' exercise of their over-allotment option. The gross aggregate offering price of the securities registered and sold in the IPO was $136.9 million. The Company incurred underwriting discounts and commissions of approximately $9.6 million and additional expenses aggregating approximately $1.3 million in connection with the IPO.

     Upon the closing of the IPO, outstanding warrants to purchase 295,179 shares of Series B Preferred Stock of the Company were exercised for cash in the aggregate exercise price of $590,358 and outstanding warrants to purchase 146,780 shares of Series B Preferred Stock of the Company were converted to 129,510 shares of such stock. The purchasers of these shares represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had access, through employment or other relationships, to information about the Company to make an informed investment decision. No underwriters were involved in the foregoing sales of securities. Upon the closing of the IPO, all shares of preferred stock outstanding including those issued upon exercise or conversion of the warrants described above, were converted one-for-one into 22.7 million shares of common stock.

     None of the proceeds of the IPO were paid directly or indirectly to any director, officer, general partners of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or any affiliate of the Company. After deducting the underwriting discounts and the estimated offering expenses, the net proceeds to the Company from the IPO, including the over-allotment, were approximately $125.9 million. We except to use the net proceeds of the IPO for general corporate purposes and capital expenditures. We currently anticipate we will spend approximately $1 million in 2000 and $9 million in 2001 to purchase equipment for and make leasehold improvements to our planned manufacturing facility. As of the date of this Form 10-Q we have not made any specific expenditure plans with respect to the remainder of the net proceeds of the IPO offering. We may use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. However, we currently have no specific acquisitions planned. Pending their use, the net proceeds are invested in short-term investment grade, interest-bearing securities.

        During the three months ended September 30, 2000, the Company issued options to purchase 92,000 shares of common stock at an exercise price of $6.00 per share to employees and a director pursuant to the Company's 2000 Stock Incentive Plan ("the Plan"). During the three months ended September 30, 2000, the Company issued options to purchase 23,400 shares of common stock at an exercise price of $10.00 per share to employees and a consultant pursuant to the Plan. During the three months ended September 30, 2000, the Company issued options to purchase 800,000 shares of common stock at an exercise price equal to the IPO price of $17.00 per share to employees and officers pursuant to the Plan. The Company relied on an exemption provided by Rule 701 under the Securities Act for the issuance of these options.

        In July, the Company issued 2,000 shares of common stock on the exercise of stock options generating proceeds of $300. This issuance was made pursuant to Rule 701 of the Securities Act of 1933, as amended (the "Act").

        In September, the Company issued 34,547 shares of common stock on the exercise of stock options generating proceeds of $6,173. The issuance was made pursuant to Rule 701 of the Securities Act of the Act.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5.  OTHER INFORMATION

     Not Applicable.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as part of this report.

     Exhibit
       No.                                        Description
     -------                                      -----------


       3.1 Third Amended and Restated Certificate of Incorporation of the Company, (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, SEC File 333-39748)

       3.2 Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, SEC File No. 333-39748)

       4.1*   Specimen common stock certificate

       4.2* See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company

       10.1*  1996 Stock Option Plan

       10.2*  2000 Stock Incentive Plan

       10.3*  2000 Employee Stock Purchase Plan

       10.4* Development, Marketing and Distribution Agreement, dated November 10, 1999, between the Company and Matheson Tri-Gas, Inc.

       10.5* Distribution Agreement, dated November 24, 1999, between the Company and Diamond Lite Limited

       10.6* Lease, dated as of May 27, 1997, between the Company and 50 Inwood Road Limited Partnership, as amended on January 29, 1998, March 1, 1999 and April 9, 1999

       10.7* Series C Preferred Stock Purchase Agreement, dated April 12, 2000, among the Company and certain stockholders

       10.9* Common Stock Purchase Warrant, dated February 1998, issued to the Electric Power Research Institute

       10.10* NASA SBIR Contract, dated October 25, 1999

       10.11* Contract with the U.S. Department of Energy, dated May 21, 1998

       10.12* Form of Indemnification Agreement between the Company and its directors and executive officers

       27.1   Financial Data Schedule


       --------
       * Incorporated herein by reference to the identically-numbered Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 333-39748.


     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PROTON ENERGY SYSTEMS, INC.
                                         (Registrant)

Date: November 13, 2000           By: /s/ Walter W. Schroeder
                                     _____________________________
                                      Walter W. Schroeder
                                      President and Chief
                                      Executive Officer

                                  By: /s/ John A. Glidden
                                     _____________________________
                                      John A. Glidden
                                      Vice President and Controller
                                      (Principal Financial and
                                       Accounting Officer)