Form 10-K405
period 2000-12-31
PROTON ENERGY SYSTEMS INC
filed 2001-03-30
CIK 1114617

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from  to

                        Commission File Number 000-31533

                               ----------------

                          PROTON ENERGY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                       06-1461988
       (State or Other Jurisdiction of                        (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

                      50 INWOOD ROAD, ROCKY HILL, CT 06067
                    (Address of principal executive offices)

                                 (860) 571-6533
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 23, 2001 was approximately $248,300,000 based on the price of the last reported sale as reported by The Nasdaq Stock Market on March 23, 2001. The number of shares outstanding of the Registrant's Common Stock on March 23, 2001 was 33,109,836.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement in connection with the annual meeting of stockholders to be held on June 12, 2001 are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PROTON ENERGY SYSTEMS, INC.

                                     INDEX

 Description                                                        Page Number
 -----------                                                        -----------
                                     PART I

 Item 1      Description of Business.............................         3
 Item 2      Properties..........................................        10
 Item 3      Legal Proceedings...................................        10
 Item 4      Submission of Matters to a Vote of Security
              Holders............................................        10

                                    PART II

 Item 5      Market for Registrant's Common Stock and Related
              Stockholder Matters ...............................        13
 Item 6      Selected Financial Data.............................        14
 Item 7      Management's Discussion and Analysis of Financial
              Condition and Results of Operations................        14
 Item 7A     Quantitative and Qualitative Disclosures About
              Market Risk........................................        27
 Item 8      Financial Statements and Supplementary Data.........        27
 Item 9      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure................        44

                                    PART III

 Item 10     Directors and Executive Officers of the Registrant..        45
 Item 11     Executive Compensation..............................        45
 Item 12     Security Ownership of Certain Beneficial Owners And
              Management ........................................        45
 Item 13     Certain Relationships and Related Transactions......        45

                                    PART IV

 Item 14     Exhibits, Financial Statement Schedules and Reports
              on Form 8-K........................................        46
 Signatures.......................................................       48

   This report contains forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, words such as "anticipates," "believes," "could," "estimate," "expect," "intend," "may," "might," "should," "will" and "would" and other forms of these words or similar words are intended to identify forward-looking information. You should read these statements carefully, because Proton's actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors. Proton disclaims any obligation to update these forward-looking statements. Our actual results could differ significantly from those anticipated in these forward looking statements as a result of certain factors, including those set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results." You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we file in 2001.

   HOGEN(R), PROTON(R), UNIGEN(R), and FUELGEN(TM) are trademarks or service marks of Proton. Chrysalis(TM) is a trademark of Matheson Tri-Gas, Inc. Other trademarks or service marks appearing in this report are the property of their respective holders.

                                     PART I

ITEM 1. Description of Business

The Company

   We were founded in 1996 to design, develop and manufacture proton exchange membrane, or PEM, electrochemical products. Our proprietary PEM technology is embodied in two families of products: hydrogen generators and regenerative fuel cell systems. Our hydrogen generators produce hydrogen from electricity and water in a clean and efficient process. We are currently manufacturing and delivering late-stage development models of our hydrogen generators to customers for use in commercial applications. Our regenerative fuel cell systems, which we are currently developing, will combine our hydrogen generation technology with a fuel cell power generator to create an energy device that is able to produce and store the hydrogen fuel it can later use to generate electricity. By providing the hydrogen fuel used by fuel cells, our core technology can enable fuel cells to function not only as power generating devices, but also as energy storage devices.

   We are designing our products to meet the needs of attractive near-term and longer-term markets. Our hydrogen generators have been designed to address the existing demand for on-site hydrogen gas generation in a variety of manufacturing and laboratory applications which we believe will provide a lower-cost, safer and more convenient alternative to conventionally delivered hydrogen. In the longer term, as fuel cell markets develop, we believe our hydrogen generators can be a key component of the hydrogen supply infrastructure that will be needed to provide the hydrogen used by fuel cells in transportation, stationary power generation and portable power generation applications. We are developing our regenerative fuel cell systems to address the demand for highly reliable backup power systems. In particular, the increased use of computers, computer networks and communications networks in the Internet economy, as well as the increased use of sensitive electronics in manufacturing, are all creating an increase in the demand for highly reliable backup power to avoid the costs and lost revenue associated with power disruptions. In addition, we believe that in the longer term our regenerative fuel cell systems may enable renewable energy solutions by facilitating the storage of energy produced by non-depleting, non-polluting energy sources, such as solar, wind and hydroelectric power.

   We believe we are among the first companies to manufacture and deliver systems incorporating PEM technology for use in commercial applications. In the first quarter of 2000, we began shipping late-stage development models of our hydrogen generators to customers for use in industrial applications. The goal of our development program for 2001 is to finalize the commercial design of our hydrogen generators and deliver additional units to customers seeking alternatives to conventionally delivered hydrogen. We also have an agreement with a leading supplier of laboratory gases under which it plans to distribute our line of smaller scale hydrogen generators for laboratory use. In the longer term, we also intend to develop commercial applications for our regenerative fuel cell technology. We manufactured and delivered two demonstration regenerative fuel cell systems in 1999 and have entered into an agreement with NASA to develop a larger, second-generation regenerative fuel cell system to be delivered in 2001. This next-generation system is being designed to have the scale and technical attributes necessary to serve a broad range of commercial applications. Our goal is to deliver our first commercially configured regenerative fuel cell system for field-testing in late 2002.

   In October 2000, we completed an initial public offering of 8,050,000 shares of common stock, including 1,050,000 shares sold pursuant to the underwriters' exercise of their over-allotment option (the "Offering"), at an offering price of $17.00 per share.

Products

 Hydrogen Generators

   Our HOGEN hydrogen generators convert water and electricity into high purity, pressurized hydrogen gas, using PEM electrolysis. PEM electrolysis is a process in which water is divided into its component elements to produce pure hydrogen gas, with oxygen and heat as the only by-products. Users can connect our hydrogen generators directly to existing water and electrical sources, allowing them to be installed and used in a wide range of locations.

   We have shipped late-stage development models of our HOGEN hydrogen generators with 20 and 40 cubic feet per hour hydrogen production capacities, and have shipped alpha versions of our 380 cubic feet per hour capacity unit. Our HOGEN 20 and HOGEN 40 units are freestanding, roughly the size of a household washing machine, and are intended for indoor use. Our HOGEN 380 is a larger freestanding unit with a weatherized design for outdoor use. We are continuing testing of and preparing to manufacture hydrogen generators to be marketed under the Chrysalis brand name by Matheson Tri-Gas, Inc. under a long-term agreement for use in laboratory applications. These units are compact and designed to sit on a laboratory countertop.

   Our FUELGEN high pressure hydrogen production and refueling system currently under development, is being designed to produce high purity hydrogen for vehicular and portable power applications.

 Regenerative Fuel Cell Systems

   The UNIGEN regenerative fuel cell systems we are developing will integrate PEM hydrogen generation technology with PEM fuel cell technology to create a power generation device that produces hydrogen from water and electricity, stores the hydrogen and later uses the hydrogen as fuel for the production of electricity. In the hydrogen generation mode, the regenerative fuel cell works exactly like a hydrogen generator, producing hydrogen at pressures suitable for storage without compressors. In the power generation mode, the process is reversed and the stored hydrogen is combined with air to produce electricity instantaneously, efficiently and without any harmful by-products. We believe that our regenerative fuel cell architecture can also be used by other fuel cell manufacturers to enable their fuel cells to become energy storage devices.

   We currently have ongoing research programs related to our regenerative fuel cell systems with both the United States Department of Energy, or DOE, and NASA for use in ongoing research programs. The DOE program is focused on hydrogen generation and storage from renewable energy sources. The NASA program is concentrated on advanced fuel cell and system integration hardware for a second-generation regenerative fuel cell system. We believe that as a result of our involvement in these programs, we will be well positioned to develop regenerative fuel cell systems that address the 0.5 to 25 kilowatt commercial backup power market.

   For those research and development programs that require us to meet specific obligations as defined in the agreements (including delivery and acceptance of units), amounts advanced pursuant to contracts are recognized as liabilities until such obligations are met. Once the obligations are met, the amounts are recognized as contract revenue. For those research and development programs which do not require us to meet specific obligations, we recognize customer funding as contract revenue utilizing the percentage of completion method, which is based on the relationship of costs incurred to total estimated program costs.

   For the years ended December 31, 2000 and 1999, contract revenue recognized from ongoing government research programs comprised approximately 92% and 60% of total revenue, respectively. The research programs are expected to be completed by the fourth quarter of 2002. In the future, we anticipate our involvement in government research programs to decline and expect to derive the majority of our revenue from the sale of hydrogen generators and regenerative fuel cell system products.

Product Milestones

   The following are major milestones we have achieved in developing and commercializing our technology:

 Date                   Milestone
 ----                   ---------
 September 1996         Built proof-of-concept demonstration models of our
                        hydrogen generator and regenerative fuel cell system
                        technology.

 May 1998               Delivered prototype HOGEN hydrogen generator to NASA.

 April 1999             Commenced field testing of our HOGEN 380 hydrogen
                        generator.

 June 1999              Delivered prototype 50 watt UNIGEN regenerative fuel
                        cell system to NASA.

 September 1999         Delivered prototype 250 watt UNIGEN regenerative fuel
                        cell system to EPRI.

 October 1999           Demonstrated our renewable energy storage concept using
                        our HOGEN hydrogen generator in a DOE sponsored
                        program.

 November 1999          Delivered late-stage development model of our HOGEN 20
                        hydrogen generator to a customer for commercial
                        application.

 November 1999          Signed our agreement with Matheson Tri-Gas, Inc. for
                        distribution of our laboratory hydrogen generators
                        under the Chrysalis brand name.

 January 2000           Delivered late-stage development model of our HOGEN 40
                        hydrogen generator to a customer for commercial
                        application.

 August 2000            Achieved ISO9001 registration.

 November 2000          Joined California Fuel Cell Partnership as Associate
                        Member.

 January--December 2000 Delivered additional late-stage development models of our HOGEN 40 series hydrogen generators to nine customers for commercial applications.

Our Strategy

   Our objective is to be a leader in harnessing PEM technology for a number of commercial applications. Our strategy for achieving this objective includes the following elements:

 Leverage Technological Position

   In developing PEM technology, we have focused on two key areas: the development of PEM hydrogen generators and the development of regenerative fuel cell systems. We believe these technologies provide us with the opportunity to develop innovative products that address attractive markets. In addition, our technology is complementary to other fuel cell technologies and could enable the commercial use of other fuel cell products, such as vehicular fuel cells, by providing a hydrogen delivery infrastructure. For example, our hydrogen generators could be deployed at refueling sites to provide hydrogen for fuel cell vehicle fleets. As a result, we believe we are also well positioned to benefit from further developments by other fuel cell developers and from increases in demand for their fuel cell products. We intend to maintain our technology leadership in PEM-based hydrogen generation and regenerative fuel cell system technology by continuing to develop our core technology, develop our commercial manufacturing processes and improve the design and features of our products.

 Focus on Near-Term Market Opportunities

   We believe we are among the first companies to manufacture and deliver systems incorporating PEM technology for use in commercial applications. We intend to focus on designing and marketing our products in the near term for two primary markets: hydrogen generation for industrial applications and backup power for communications network-related applications. We believe the industrial gas market is an attractive market for us because it is well developed and our hydrogen generator products will offer cost and safety advantages to users that currently rely on conventionally delivered hydrogen. We believe the backup power market for the communications industry is also attractive given its large size and the advantages our regenerative fuel cell systems are being designed to offer over existing products. Our focus on near-term market opportunities will continue to reinforce our emphasis on the commercial application of PEM technology.

 Continue Focus on Cost Reduction

   Given our focus on commercial applications for PEM technology, manufacturing improvements are a critical element of our product development and design efforts. We intend to continue to focus on reducing the cost of manufacturing our products. We will seek to reduce costs in part through the simplification of our product designs, identification and use of lower cost materials and components, development of long-term relationships with third-party component and raw material suppliers and construction of larger-scale manufacturing facilities that will use higher volume, streamlined processes.

 Develop Key Strategic Relationships

   We intend to establish strategic relationships with leading companies in our target markets. The strategic relationships we develop may include joint development efforts and sales and marketing agreements. At present, we are in various stages of discussions with potential partners, including industrial gas suppliers and distributors, energy producers, backup power providers and renewable energy companies. Beyond the marketing agreement with Matheson Tri-Gas for our laboratory generators, we do not have definitive, binding agreements with any of these parties. In seeking to develop strategic relationships, we will focus on partners that can provide us with distribution channels for our products and assist us in the design, development and manufacture of new products. We believe that our demonstrated capabilities in PEM technology and our focus on creating commercial applications make us an attractive potential partner for many established companies seeking to gain access to fuel cell-related technology.

 Position Our Technology for Longer-Term Opportunities

   We believe we are well positioned to take advantage of growth in the markets for fuel cell applications and renewable power technologies. If fuel cell applications achieve commercial acceptance, our hydrogen generators can be a key component of the hydrogen supply infrastructure that will be required. We intend to work with leading energy and power companies to position our hydrogen generators for automotive refueling applications. With respect to renewable power, as developers of renewable technologies, especially wind and solar power, achieve cost and performance improvements, the need to overcome the intermittent characteristics of renewable power will become even more important. Accordingly, we plan to work with renewable energy companies to explore and develop energy storage applications using our regenerative fuel cell architecture.

Our Technology

 PEM-Based Hydrogen Generators

   Our hydrogen generators are electrochemical devices that convert water and electricity into hydrogen gas using a process known as PEM electrolysis. The core of a PEM hydrogen generator is an electrolysis cell consisting of a solid electrolyte proton exchange membrane. Catalyst material is bonded to both sides of the membrane, forming two electrodes. To generate hydrogen, water is introduced to one side of the membrane and voltage is applied to the electrodes. This process divides the water into protons, electrons and oxygen. The protons are drawn through the proton exchange membrane and recombined with the electrons at the opposite side of the membrane to form hydrogen. The oxygen is removed from the cells with the excess water flow. This process produces hydrogen with a high level of purity and at significant pressures.

   A single electrolysis cell is typically integrated into a complete cell assembly that includes flowfield structures that provide mechanical support, conduct current and provide a means to introduce water and remove gases. These cell assemblies are stacked and compressed between two end plates along with other support components to form a complete cell stack. The hydrogen production capability of a cell stack is approximately proportional to the area of each cell, the number of cells in the stack and the electric current supplied.

   We have delivered several late-stage development units of our HOGEN 20 and 40 hydrogen generators. The Chrysalis hydrogen generator is currently in the market introduction phase. In some cases, these units have not met product specifications for applications requiring very low water vapor levels in the product gas however, we have refined certain components of our product to mitigate this situation. In addition, some of our HOGEN 20 and 40 units have not achieved satisfactory hydrogen sealing performance when operated at full output over extended trials. We currently are evaluating and testing technical solutions to these issues.

   Our HOGEN 380 model has successfully completed prototype testing and our plan is to continue field-testing in 2001. To date, our prototypes have demonstrated successful integration of system fluids, electrical and control elements as well as effective electrochemical performance. We are currently working to improve long-term sealing of the individual cell stack components, system thermal regulation and product gas dryer control.

 PEM-Based Fuel Cell Power Generators

   In our PEM fuel cell, which uses technology similar to our PEM electrolysis cell, the opposite reaction occurs. To generate electricity, hydrogen and air, or oxygen, are introduced to opposite sides of the cell. The hydrogen passes over an electrode structure adjacent to the proton exchange membrane, where it is divided into its component protons and electrons. When the electrons are separated from the protons, the electrons are conducted in the form of a usable electric current. The protons travel through the proton exchange membrane and recombine with the electrons and oxygen to produce electricity and water.

   To form a complete fuel cell stack, individual PEM fuel cells are stacked and compressed between two end plates. The electrical power production of a cell stack is approximately proportional to the area of each cell and the number of cells in the stack.

   Our regenerative fuel cell systems incorporate the ability to support both an electrolysis reaction and a fuel cell reaction. Our proprietary design allows a single cell to operate as an electrolysis cell using water and electricity to generate hydrogen and oxygen at elevated pressure and then reverse the process and consume the hydrogen to generate electricity. The resulting product functions like a rechargeable battery in which hydrogen is produced through electrolysis, stored and then used for power generation. Unlike one-way fuel cells, because our regenerative fuel cell systems use hydrogen produced through electrolysis rather than extracted from hydrocarbon fuels, electricity can be produced at room temperature, without lengthy start-up times or carbon-based emissions and in areas where fossil fuels such as natural gas, propane or gasoline are not available. These fuel cell systems operate on pure hydrogen, rather than impure reformate, improving their potential power output and reducing the risk of contamination.

   Through our internal research and development activity and efforts under our NASA and EPRI contracts, we have successfully demonstrated our regenerative fuel cell technology at levels ranging from 50 to 500 watts in various proof-of-concept hardware configurations. As part of this effort, we have developed proprietary reversible electrode materials and structures, developed high performance flow field technology, incorporated high pressure sealing features into the cell architecture and performed comprehensive systems integration. We have also demonstrated automated reversible systems in the laboratory.

   We are currently developing prototype units having a power capacity of one to two and one half kilowatts. We believe these units will serve as a building block for scale-up to multikilowatt products for backup power applications. We must do additional work to verify the impact of large numbers of reversible cycles on cell and system architecture, to simplify the system design to provide higher reliability and lower product costs, and to develop and implement low cost cell materials.

Research and Development

   A portion of our research and development has been funded by customer-sponsored research programs, and is classified as costs of contract revenue in our financial statements. For the years ended December 31, 2000, 1999, and 1998, total research and development expenses, excluding amounts received from customer-sponsored research programs, were $3.2 million, $2.2 million and $1.3 million, respectively.

Proprietary Technology

   We have developed proprietary technology relating to various aspects of our electrolysis cells, regenerative fuel cell systems and related systems. These include:

  . membrane processing technology;

  . electrolysis catalytic electrode formulation;

  . reversible fuel cells;

  . high-pressure cell structures that simplify overall system implementation; and

  . integrated system designs for both hydrogen generators and regenerative fuel cell systems.

Distribution and Marketing

   We plan to sell our hydrogen generators primarily through distribution arrangements with third parties and secondly through a limited direct sales force. Because small- and medium-volume hydrogen users generally buy hydrogen from industrial gas suppliers and distributors, we intend to focus our marketing efforts on sales to these companies for resale to end users. By focusing on industrial gas suppliers and distributors, we intend to maximize our sales by leveraging their established marketing, distribution and service channels. We currently have a development, marketing and distribution agreement with Matheson Tri-Gas, Inc. under which Matheson has exclusive distribution rights for hydrogen generators for the laboratory market bearing Matheson's Chrysalis trademark or other designated commercial names. In addition, we have a distribution agreement with Diamond Lite S.A. for distribution of our hydrogen generators in France, Germany, Italy and 16 other countries in Western and Central Europe. We intend to establish additional sales and distribution arrangements with industrial gas suppliers and distributors, as well as meteorology equipment providers and original equipment manufacturers.

   As the market to supply hydrogen fuel for fuel cell vehicles develops, we also plan, where possible, to focus on existing distribution channels. We believe that existing energy suppliers are likely to begin supplying new forms of automotive fuel as they come to market. Accordingly, we intend to establish relationships with major energy companies to explore ways of supplying our hydrogen generators for installation at local service stations. In addition, we believe that automobile manufacturers providing introductory and fleet fuel cell vehicles will be interested in our refueling technology and therefore we will seek to establish relationships with these manufacturers.

   Currently, backup power equipment is sold by a few large manufacturers to commercial end users through diverse reseller networks, including integrators and qualified resellers. We plan to sell our backup power products to these existing manufacturers, integrators and qualified resellers.

Manufacturing

   We are currently manufacturing hydrogen generators at our facility in Rocky Hill, Connecticut. Key aspects of this process include formulation of our proprietary catalysts, deposition of the catalyst on the proton exchange membrane and fabrication of cells into cell stacks. The balance of the manufacturing process consists of integrating cell stacks into systems that perform fluids and electrical management of the electrochemical process.

   Approximately 35% of the cost of our hydrogen generation systems is associated with our cell stack, with the balance of costs associated with system components and assembly. We purchase raw proton exchange membrane material from Dupont, although we have identified other companies we believe capable of providing suitable membrane material. We purchase the other components used in our systems from third-party suppliers. We regularly consult with our suppliers to evaluate ways to lower the cost of other components or subassemblies while meeting the performance needs of our products. In this regard, we have considered and will continue to evaluate the option of having subassemblies that we currently produce in-house produced to our specifications by others if lower costs can be achieved. We anticipate continuing to integrate and assemble our products at our Rocky Hill facility through at least 2001.

   In August 2000, we achieved ISO9001 registration. We believe that this registration, a quality assurance model for companies that design, produce, install and inspect items as part of their business will provide us with an advantage over competitors that are not ISO9001 registered, and, in some cases, this registration is a condition of doing business with customers.

Intellectual Property

   We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. We have four issued U.S. patents, covering a low cost hydrogen electrochemical system design and low cost electrochemical cell components. These patents expire on various dates between 2020 and 2021. We also have over 35 U.S. and international patent applications on file. We seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements with our strategic partners and employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.

Competition

   Our hydrogen generators will compete with delivered hydrogen, and with alternative equipment used to manufacture pure hydrogen or hydrogen-rich gas. Competitors in the delivered hydrogen market include Air Liquide, Air Products and Chemicals, Linde and Praxair. Our hydrogen generators will also compete with electrolysis-based hydrogen generation equipment that uses customary liquid electrolytes sold by Stuart Energy Systems, Norsk Hydro, Teledyne-Brown and other companies. These systems are generally larger in size, require manual operation and supervision, contain hazardous liquid electrolyte and require the assistance of mechanical compressors to produce hydrogen at pressure.

   In backup power applications, our products may compete against:

  . battery-based, uninterruptible power supply systems, which are widely manufactured and used around the world;

  . ultracapacitors, which store energy as an electrostatic charge;

  . internal combustion engine generator sets;

  . microturbines;

  . superconducting energy storage systems, which store energy within a superconducting magnet kept at extremely low temperatures;

  . flywheels, which store energy in the form of a continuously spinning wheel, the kinetic energy of which can be converted into electrical energy; and

  . other fuel cells using alternative hydrogen supply applications.

   There are a number of companies located in the United States, Canada and abroad that are developing PEM fuel cell technology. These companies include Avista Labs, Ballard Power Systems, General Motors, Giner, H-Power, Idacorp, Nuvera, Plug Power, Toyota and United Technologies. Although we believe these companies are currently primarily targeting vehicular and residential applications, some of them have announced plans to enter the hydrogen generation and backup power markets we intend to address. We may also encounter competition from companies that have developed or are developing fuel cells based on non-PEM technology, as well as other distributed generation technologies.

   Many of our competitors have substantially greater financial, research and development and marketing capabilities than we do. In addition, as the backup power and hydrogen fuel markets develop, other large industrial companies may enter these fields and compete with us.

Employees

   As of December 31, 2000 we had a total staff of approximately 50 employees, of which approximately 35 were engineers, scientists, and other degreed professionals. We consider our relations with our employees to be excellent.

ITEM 2. Properties

   Our principal executive offices are located in Rocky Hill, Connecticut. We currently lease two facilities totaling approximately 28,000 square feet that house all of our research, product development, manufacturing and office activities and staff. These facilities will be sufficient to accommodate our anticipated growth through 2001.

   In March 2001, we entered into a fully assignable purchase and sale agreement for approximately 44 acres of land located in Wallingford, Connecticut. It is our intention to assign our rights under this contract to a developer and simultaneously enter into a lease covering both the land and a 100,000 square foot facility. We expect to relocate our operations to Wallingford in 2002.

ITEM 3. Legal Proceedings

   Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

Executive Officers and Directors

   Our executive officers and directors, and their ages as of December 31, 2000, are as follows:

         Name            Age                           Title
         ----            ---                           -----
Walter W. Schroeder.....  52 President, chief executive officer and director


Robert J. Friedland.....  35 Vice president of operations


Trent M. Molter.........  38 Vice president of engineering and technology and director


Lawrence C. Moulthrop,    44
 Jr.....................     Vice president of product engineering


William F. Smith........  49 Vice president of business development


David E. Wolff..........  43 Vice president of sales and marketing


John A. Glidden.........  37 Vice president of finance


Robert W. Shaw, Jr. ....  59 Chairman of the board of directors


Richard A. Aube.........  32 Director


Gerald B. Ostroski......  59 Director


Philip R. Sharp.........  58 Director

   Walter W. Schroeder, one of our founders, has served as our president and chief executive officer, and as a director, since our founding in August 1996. From 1991 to August 1996, Mr. Schroeder served as an officer of AES Corp., an independent power company. From 1986 to 1991, Mr. Schroeder was a vice president in the investment banking division of Goldman Sachs & Co. Mr. Schroeder holds BS and MS degrees from Massachusetts Institute of Technology.

   Robert J. Friedland, one of our founders, has served as our vice president of operations since our founding in August 1996. From 1995 to August 1996, Mr. Friedland served as a program operations manager for United Technologies Corporation, a diversified aerospace and building systems company. Mr. Friedland holds a BS in mechanical engineering from Syracuse University and an MBA from Rennselaer Polytechnic Institute.

   Trent M. Molter, one of our founders, has served as our vice president of engineering and technology since our founding in August 1996, and as a director since 1997. From 1984 to August 1996, Mr. Molter served as an advanced technology engineer and a project manager in PEM products for United Technologies. Mr. Molter holds a BS in chemical engineering from Clarkson University and an MS in metallurgy from Rennselaer Polytechnic Institute.

   Lawrence C. Moulthrop, Jr., one of our founders, has served as our vice president of product engineering since our founding in August 1996. From 1994 to August 1996, Mr. Moulthrop served as the PEM technology engineering manager for United Technologies. From 1978 to 1984 and from 1984 to 1994, Mr. Moulthrop served in various other PEM engineering positions for General Electric and United Technologies, respectively. Mr. Moulthrop holds a BS in chemical engineering from the University of New Hampshire.

   William F. Smith, one of our founders, has served as our vice president of business development since our founding in August 1996. From 1986 to August 1996, Mr. Smith served as a business development program manager for United Technologies. Mr. Smith holds a BA in physics from the University of Connecticut and an MBA from the University of Massachusetts.

   David E. Wolff has served as our vice president of sales and marketing since March 1999. From 1992 to March 1999, Mr. Wolff served in various capacities for MG Industries, a subsidiary of the Messer Group, a supplier of industrial gas. From 1979 to 1992 Mr. Wolff served in various sales positions for Air Products and Chemicals. Mr. Wolff holds an AB in engineering science from Dartmouth College.

   John A. Glidden has served as our vice president of finance since January 2001. From November 1997 through January 2001, Mr. Glidden served as our vice president and controller. From July 1996 to November 1997, Mr. Glidden served as a financial manager for United Technologies. From 1987 to July 1996, Mr. Glidden served as a senior financial planning analyst for United Technologies. Mr. Glidden holds a BS in business administration from Central Connecticut State University and an MS in international management from Rensselaer Polytechnic Institute.

   Robert W. Shaw, Jr. has served as our chairman of the board of directors since our founding in August 1996. Dr. Shaw has served as president of Arete Corporation, a private investment firm, since March 1997. From 1983 to 1997, Dr. Shaw served as president of Arete Ventures, Inc., a private investment firm he founded to invest in the fields of modular/dispersed power generation, renewable power generation and specialty materials. Prior to that time, Dr. Shaw was a senior vice president and director of Booz Allen & Hamilton, a consulting firm, where he founded the firm's energy division. Dr. Shaw holds BEP and MS degrees from Cornell University, an MPA from American University and a PhD in applied physics from Stanford University. He serves as a director of Evergreen Solar, Inc., a public company which makes photo voltaic products, and CellTech Power, Inc., H2Gen Innovations, Inc. and Northern Power Systems, Inc., each a private power technology company.

   Richard A. Aube has served as a director since April 2000. Mr. Aube is currently a general partner of The Beacon Group Energy Funds, a private investment firm and affiliate of JP Morgan Partners. Prior to that time, Mr. Aube was an investment banker in the natural resources group at Morgan Stanley & Co. Incorporated. Mr. Aube holds a BA from Dartmouth College. He serves as a director of Capstone Turbine Corporation, a public company which makes microturbine generation systems, and STM Power Inc. and Powercell Corporation, each a private power technology company.

   Gerald B. Ostroski has served as a director since February 1999. Mr. Ostroski has served as vice president of Minnesota Power, Inc. since January 1982. Since 1991, Mr. Ostroski has also served as president of Minnesota Power's Synertec subsidiary and currently serves as a director or officer of several other Minnesota Power subsidiaries. Mr. Ostroski is a registered professional engineer, licensed in Minnesota. Mr. Ostroski holds a BSEE from the University of Wisconsin.

   Philip R. Sharp has served as a director since March 1999. Dr. Sharp has served as a lecturer at the John F. Kennedy School of Government of Harvard University since February 1995. From July 1995 to February 1998, Dr. Sharp also served as director of Harvard University's Institute of Politics, and is currently a member of the Institute's senior advisory board. From 1975 to 1995, Dr. Sharp served as a member of the United States House of Representatives, representing the second district of Indiana. He was a member of the House Energy and Commerce Committee and the Interior Committee. Dr. Sharp also chaired the Subcommittee on Fossil and Synthetic Fuels and the Energy and Power Subcommittee. Dr. Sharp holds a BSFS in foreign service and a PhD in government from Georgetown University. He serves as a director of Cinergy Corp. and New England Power Co.

   Each executive officer serves at the discretion of the board of directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

                                    PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters

   The range of high and low sales prices per share of our common stock as reported by The Nasdaq Stock Market under the symbol PRTN since the Offering is shown below:

                                                                     High   Low
                                                                    ------ -----
       Period
       Fiscal Year Ended December 31, 2000
         Fourth Quarter (from October 2, 2000)..................... $33.25 $5.25

   We have never declared or paid any cash dividends on our common stock and currently intend to retain any future earnings for the future operation and expansion of our business. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

   As of March 20, 2001, there were approximately 9,500 stockholders of record.

 Use of Proceeds

   The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was September 28, 2000, and the Commission file number assigned to the registration statement is 333-39748. After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the Offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our planned manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of December 31, 2000, approximately $1.8 million of the net proceeds of the Offering had been used to fund operations. The remaining net proceeds are invested in U.S. Government securities. None of the proceeds were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

ITEM 6. Selected Financial Data

   The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere in this report.

                                                                   Period from
                                                                    Inception
                                                                   (August 16,
                                 Year Ended December 31,          1996) through
                             -----------------------------------  December 31,
                               2000     1999     1998     1997        1996
                             --------  -------  -------  -------  -------------
                                  (in thousands, except per share data)
Statement of Operations
 Data:
Revenue:
  Contract revenue.......... $    644  $   934  $   --   $   --      $  --
  Product revenue...........       56      --       --       --         --
                             --------  -------  -------  -------     ------
    Total revenue...........      700      934      --       --         --
Costs and expenses:
  Costs of contract
   revenue..................      396      355      377      --         --
  Costs of production.......      248      154      --       --         --
  Research and development..    3,227    2,182    1,323      963         51
  General and
   administrative...........    4,392    1,705      950      735        164
                             --------  -------  -------  -------     ------
                                8,263    4,396    2,650    1,698        215
  Loss from operations......   (7,563)  (3,462)  (2,650)  (1,698)      (215)
  Interest income (expense),
   net......................    4,199      172      (31)      28        (10)
                             --------  -------  -------  -------     ------
  Net loss before taxes.....   (3,364)  (3,290)  (2,681)  (1,670)      (225)
  Provision for taxes.......      126      --       --       --         --
                             --------  -------  -------  -------     ------
  Net loss..................   (3,490)  (3,290)  (2,681)  (1,670)      (225)
  Deemed preferred dividends
   and accretion............  (52,691)    (899)    (441)    (160)       --
                             --------  -------  -------  -------     ------
  Net loss attributable to
   common stockholders...... $(56,181) $(4,189) $(3,122) $(1,830)    $ (225)
                             ========  =======  =======  =======     ======
Basic and diluted net loss
 per share attributable to
 common stockholders........ $  (5.92) $ (2.20) $ (1.64) $ (0.96)    $(0.12)
                             ========  =======  =======  =======     ======
Shares used in computing
 basic and diluted net loss
 per share attributable to
 common stockholders........    9,484    1,900    1,900    1,900      1,900
                             ========  =======  =======  =======     ======
Balance Sheet Data:
  Cash, cash equivalents and
   marketable securities.... $174,749  $ 3,131  $ 3,228  $ 2,990     $  293
  Working capital...........  176,856    3,225    3,274    2,925        272
  Total assets..............  180,752    5,000    4,870    3,664        323
  Long-term liabilities.....      --       --       --       --         500
  Mandatorily redeemable
   convertible preferred
   stock....................      --    13,136    9,237    5,571        --
  Total stockholders' equity
   (deficit)................  178,307   (9,057)  (5,159)  (2,036)      (206)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to, those set forth under "Certain Factors That May Affect Future Results" and elsewhere in this report.

Overview

   We were founded in 1996 to design, develop and manufacture PEM electrochemical products for commercial applications. Our proprietary PEM technology is incorporated in two families of products: hydrogen generators, late-stage development models of which we are currently manufacturing and delivering to customers, and regenerative fuel cell systems, which we are currently developing. Since our inception, we have funded our operations through private financings that raised approximately $61.6 million, including $50.1 million raised in a private financing in April 2000, and an initial public offering in October 2000 which raised net proceeds of approximately $125.8 million.

   We began delivering late-stage development models of our hydrogen generators to customers in 1999 for which revenue has generally been deferred. Currently, recognition of product revenue is deferred until the expiration of the product warranty period. In the future, product revenue will be recognized at the earlier of warranty expiration or when such estimates of warranty obligations can be made. As of December 31, 2000, we have deferred revenue of approximately $1,035,000 related to the units we have delivered. In the future, we expect to derive the majority of our revenue from the sale of the hydrogen generator and regenerative fuel cell systems products we may develop.

   We derive contract revenue from customer-sponsored research and development contracts related to our PEM technology. For those contracts which do not require us to meet specific obligations, we recognize contract revenue utilizing the percentage-of-completion method, which is based on the relationship of costs incurred to total estimated contract costs. For those research and development contracts which require us to meet specified obligations, including delivery and acceptance obligations, amounts advanced to us pursuant to the contracts are recognized as contract liabilities until such obligations are met. Once the obligations are met, the amounts are recognized as contract revenue. From inception through December 31, 2000, we have recognized approximately $1.6 million in contract revenue from research and development funding under arrangements with both government and private sources. Under these contracts, we have delivered HOGEN hydrogen generators and demonstration regenerative fuel cell systems. We currently have ongoing research and development projects with both NASA and the United States Department of Energy, or DOE. Our current NASA contract extends to October 2001 and provides for total payments to us of approximately $600,000, of which we had recognized approximately $455,000 in revenue through December 31, 2000. The DOE contract extends to September 2002 and provides for payments to us of approximately $1.3 million, of which we have recognized approximately $218,000 in revenue through December 31, 2000.

   Our costs of contract revenue reflect costs incurred under specific customer-sponsored research and development contracts. These costs consist primarily of salaries and benefits for our research and development personnel, materials to build prototype units, materials for testing, facility-related costs, operating supplies and other costs associated with our research and development contracts. We expect our costs of contract revenue to decrease as we complete work under existing contracts.

   Our costs of production reflect costs incurred in the manufacture of our products and costs incurred for warranty obligations on our products. These costs consist primarily of product materials, fees paid to outside suppliers for subcontracted components and services, salaries and benefits for our manufacturing personnel, facility-related costs, operating supplies and other costs associated with our manufacturing activities. Through December 31, 2000, amounts reported as costs of production reflect costs incurred in excess of the corresponding sales price as well as costs incurred to service units in the field.

   Our research and development expenses reflect costs incurred for internal research and development projects conducted without specific customer-sponsored contracts. These costs consist primarily of salaries and benefits for our research and development personnel, materials to build prototype units, materials for testing, consulting expenses, facility-related costs, operating supplies and other costs associated with our internal research and development activities. We expect our research and development expenses to increase as we increase our internal research and product development activities.

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

   We have generated cumulative losses since our inception, and as of December 31, 2000 our accumulated deficit was $62.0 million, of which $50.7 million is attributable to deemed preferred dividends and accretion and $11.4 million is attributable to net losses since inception. We expect to continue to make significant investments in new product design and development for the foreseeable future. We expect to incur operating losses in 2001 and for the next several years and cannot predict when we will become profitable, if ever.

Results of Operations

 Comparison of Years 2000 and 1999

   Contract revenue. Contract revenue decreased from $934,000 in 1999 to $644,000 in 2000. This decrease was due to research and development activity related to regenerative fuel cell systems under the NASA and DOE contracts as well as the completion of the Electric Power Research Institute (EPRI) contract in 1999. In the future, we expect contract revenue from government sponsored research and development contracts to decrease as a percentage of total revenues once we begin to recognize revenue from product sales.

   Product revenue. Product revenue increased fom $0 in 1999 to $56,000 in 2000. The amount in 2000 relates to revenue recognized upon expiration of the product warranty and for product rentals.

   Costs of contract revenue. Costs of contract revenue increased from $355,000 in 1999 to $396,000 in 2000. The amount in 1999 reflects costs incurred on the first phase of both our DOE and NASA contracts and on our EPRI contract, for which contract revenue was deferred until specific obligations were met in the fourth quarter of 1999. The amount in 2000 reflects costs incurred under the second phase of both our DOE and NASA contracts.

   Costs of production. Costs of production increased from $154,000 in 1999 to $248,000 in 2000. The amount in 1999 reflects costs associated with manufacturing and delivering our hydrogen generators in excess of the corresponding sales price. The amount in 2000 reflects costs associated with manufacturing and delivering our hydrogen generators in excess of the corresponding sales price as well as warranty costs on units in the field. We expect to continue to incur costs in excess of our sales price under our contract with Matheson Tri-Gas, Inc. as we refine our production process. Under this contract, Matheson has the exclusive right to sell our hydrogen generators if it meets minimum purchase requirements specified in the contract. Because we have not yet completed development of commercial models of these units, no minimum purchase requirements are applicable to Matheson prior to December 31, 2001. For periods after December 31, 2001, the contract currently provides that Matheson must purchase 1,000 units per year if it wishes to maintain exclusivity. Under the contract, we have the right to increase prices on the units once annually by providing six months notice, subject to either party's right to terminate the contract if agreement on price increases is not reached. We anticipate that the terms of the contract may be reviewed as commercial development is completed. Any future recognition of losses by us under this contract will depend on the number of orders placed by Matheson and the extent to which our cost per unit exceeds the sale price per unit.

   Research and development expenses. Research and development expenses increased from $2.2 million in 1999 to $3.2 million in 2000. The increase was due to an increase in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to increased salaries and benefits for our growing research and development staff. We expect our research and development expenses to continue to increase in the future.

   General and administrative expenses. General and administrative expenses increased from $1.7 million in 1999 to $4.4 million in 2000. This change reflects an increase in salaries and benefits of $1,052,000, as a result of an increase in the number of employees, an increase in legal expenses of $ 410,000, primarily for patent application costs, an increase in recruiting and relocation of $119,000 and an increase of $353,000 of non-cash compensation expense associated with stock option grants.

   Interest income (expense), net. Interest income increased from $172,000 in 1999 to $4.2 million in 2000. The increase resulted from increased cash and marketable securities as a result of investing the proceeds from the issuance of our series C convertible preferred stock and initial public offering.

 Comparison of Years 1999 and 1998

   Contract revenue. Contract revenue increased from $0 in 1998 to $934,000 in 1999. The amount in 1999 includes revenue related to our DOE contract for approximately $400,000 and to our EPRI contract for approximately $350,000.

   Costs of contract revenue. Costs of contract revenue decreased from $378,000 in 1998 to $355,000 in 1999. The amounts in 1998 reflect costs incurred on the first phase of our DOE contract and on our EPRI contract for which revenue recognition was deferred until specific obligations were met. The decrease in 1999 was due to slightly lower activity on the first phase of our DOE contract and on our EPRI contract. Our obligations under both these contracts were met in the fourth quarter of 1999.

   Costs of production. Costs of production increased from $0 in 1998 to $154,000 in 1999. The amount in 1999 reflects costs associated with manufacturing and delivering our hydrogen generators in excess of the corresponding sales price.

   Research and development expenses. Research and development expenses increased from $1.3 million in 1998 to $2.2 million in 1999. These increases were due to increases in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators.

   General and administrative expenses. General and administrative expenses increased from $950,000 in 1998 to $1.7 million in 1999. This increase reflects an increase in salaries and benefits of $138,000 as a result of an increase in our number of employees and an increase in legal expenses of $136,000. The amount in 1999 also includes $290,000 of non-cash compensation expense associated with stock option grants.

   Interest income (expense), net. Interest expense was $31,000 in 1998. Interest income in 1999 was $172,000, primarily the result of interest earned on higher cash balances from the funds raised by us through private financings.

Liquidity and Capital Resources

   Since our inception in August 1996 through December 2000, we have financed our operations through the series A, A-1, B, B-1 and C convertible preferred stock issuances and our initial public offering that raised approximately $187.4 million. As of December 31, 2000, we had $174.7 million in cash, cash equivalents and marketable securities.

   Cash used in operating activities was $4.8 million for the year ended December 31, 2000 and was primarily attributable to our net loss and increases in inventory and other current assets, offset by increases in deferred revenue, accounts payable and accrued expenses. Cash used in operating activities was $2.9 million in

1999 and was primarily attributable to our net loss, an increase in inventory and a decrease in contract advances and deferred revenue, offset by increases in accounts payable and accrued expenses.

   Cash used in investing activities was $171.0 million for the year ended December 31, 2000 and was primarily attributable to purchases of marketable securities offset by maturities of marketable securities. Cash used in investing activities was $14,000 in 1999 and was primarily attributable to purchases of equipment, offset by maturities of marketable securities exceeding reinvestments of marketable securities.

   Cash provided by financing activities was $176.5 million for the year ended December 31, 2000 and was attributable to the receipt of proceeds from the sale of our series C convertible preferred stock and our initial public offering. Cash provided by financing activities was $3.0 million in 1999 and was attributable to the receipt of proceeds from the sale of our series B-1 convertible preferred stock.

   We anticipate that our cash and marketable securities on hand as of December 31, 2000 will be adequate to fund our operations, working capital and capital expenditure requirements for at least the next 12 months. We currently anticipate we will spend approximately $5.0 million in 2001 to purchase equipment for and to make leasehold improvements to our planned manufacturing facility. We also expect over the next 12 months to continue to fund the production of our hydrogen generators and to continue our research and development activities on our regenerative fuel cell systems. We cannot assure you that we will not require additional financing to fund our operations or that, if required, any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available, we may be required to delay, reduce or eliminate some of our research and development or manufacturing programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.

Certain Factors That May Affect Future Results

 Our future success is uncertain because we have a limited operating history.

   As a development stage company, we face many risks and uncertainties. If we are unsuccessful in addressing these risks and uncertainties, we may be unable to generate revenue and grow our company. We were formed in 1996 to research and develop PEM electrochemical products. We began shipping late-stage development models of our hydrogen generators in the first quarter of 2000 and have not yet manufactured commercial regenerative fuel cell systems. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects and our future success is uncertain. In addition, until we have adequate information to estimate warranty obligations relating to our product sales, we are deferring recognition of revenue on product sales. You should consider the challenges, expenses, delays and other difficulties typically involved in the establishment of a new business, including the continued development of our products, development of fully functioning manufacturing operations, refinement of processes and components for our commercial products, recruitment of qualified personnel, and achievement of market acceptance for our products.

 We have incurred, and expect to continue to incur, substantial losses, and we may never become profitable.

   We have incurred substantial losses since we were founded and we anticipate we will continue to incur substantial losses in the future. As of December 31, 2000, we had an accumulated deficit of $62.0 million. We cannot predict when we will operate profitably, if ever. We expect to continue to incur increased expenses related to research and development activities, expansion of our manufacturing facilities and general administrative functions. As a result, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our hydrogen generators and regenerative fuel cell systems in substantial quantities. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

 If we fail to retain our key personnel and attract and retain additional qualified personnel, we may be unable to develop our products and generate revenue.

   Our success depends upon the continued service of our executive officers and other key employees such as manufacturing and research and development personnel. The loss of any of our executive officers or key employees, especially Walter W. Schroeder, president and chief executive officer, Trent
M. Molter, vice president of engineering and technology, and Lawrence C. Moulthrop, Jr., vice president of product engineering, could impair our ability to pursue our growth strategy and slow our product development processes. We do not have employment agreements with any of our key executives. Furthermore, we must continue to hire large numbers of highly qualified individuals, including researchers, engineers and manufacturing professionals. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future.

 We may not be able to generate revenue in the future if we do not complete the development of our hydrogen generators and regenerative fuel cell systems.

   Our hydrogen generators and regenerative fuel cell systems are still in the development stage. We do not know when or whether we will successfully complete research and development of commercial hydrogen generators or regenerative fuel cell systems. If we are unable to develop commercial hydrogen generators or commercial regenerative fuel cell systems, we may not be able to generate future revenue and we may not recover the losses we have incurred in attempting to develop these products. If we experience delays in meeting our development milestones or if our hydrogen generators and regenerative fuel cell systems exhibit technical defects or cannot meet cost or performance goals, including output, useful life and reliability goals, potential purchasers of our products may decline to purchase them or choose alternative technologies. We may be unable to make the substantial technological advances necessary to produce commercial hydrogen generators and regenerative fuel cell systems that provide the features and performance specifications required by customers at a competitive price. For example, we must identify improved hydrogen storage technologies and fuel cell module structures. In addition, in order to commercially market our smaller scale hydrogen generators, we need to develop a reliable, long term method of removing water vapor from the hydrogen produced. If we are unable to successfully complete these development activities, we may be unable to commercially market our products. In some cases, we are attempting to expedite our development efforts by utilizing third parties for important engineering work. These third parties include vendors of hydrogen storage, purification systems, power supply and control components. If these third parties are unable to successfully complete their development activities on our behalf, we may be unable to commercially market our products.

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

   If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could reduce demand for our products. Our success depends substantially upon the internally developed technology that is incorporated in our products. We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States. Others may circumvent the trade secrets, trademarks and copyrights that we own and any of the U.S. patents or foreign patents owned by us or subsequently issued to us may be invalidated, circumvented, challenged or rendered unenforceable. In addition, we may not be issued any patents as a result of our pending and future patent applications, and any patents we are issued may not have the breadth of claim coverage sought by us.

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

 Our stock price is likely to be highly volatile and may result in substantial losses for investors purchasing shares.

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

   Our directors, executive officers and individuals or entities affiliated with our directors as a group beneficially own approximately thirty percent of our outstanding common stock. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of our directors, and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us or our other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.

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

   Sales by our stockholders of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2000, we have outstanding 33.1 million shares of common stock, assuming no exercise of outstanding options. Of these shares, the 8.1 million shares sold in our initial public offering and subsequent exercise of the underwriters over allotment are freely tradable, 10.1 million additional shares of common stock became available for sale in the public market on March 28, 2001 following the expiration of lock-up agreements between our stockholders and the underwriters, and 14.9 million more shares will become available for sale in the public market on subsequent dates. Morgan Stanley & Co. Incorporated, on behalf of the underwriters, may release stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for the earlier sale of shares in the public market.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   We hold marketable securities consisting of U.S. government obligations that are held by two major banking institutions. We do not hold derivative financial instruments. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

   The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

                                                 Fair Value of Investments
                                                 At Expected Maturity Date
                                            ------------------------------------
                                                2001        2002       Total
                                            ------------ ---------- ------------
Investments
Fixed Rate................................. $165,102,600 $8,286,402 $173,389,002
Average Interest rate......................        5.87%      6.25%        5.59%

ITEM 8. Financial Statements and Supplementary Data

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants.........................................   29

Balance Sheets--December 31, 2000 and 1999................................   30

Statements of Operations for the Years ended December 31, 2000, 1999 and
 1998 and for the period from inception (August 16, 1996) through December
 31, 2000.................................................................   31

Statements of Changes in Stockholders' Equity (Deficit) for the period
 from inception (August 16, 1996) through December 31, 2000...............   32

Statements of Cash Flows for the Years ended December 31, 2000, 1999 and
 1998 and for the period from inception (August 16, 1996) through December
 31, 2000.................................................................   33

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Stockholders of Proton Energy Systems, Inc.:

   In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Proton Energy Systems, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, and for the period from inception (August 16, 1996) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/

PricewaterhouseCoopers LLP

Hartford, Connecticut
February 28, 2001

                         Part II--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          PROTON ENERGY SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                      December 31,   December
                                                          2000       31, 1999
                                                      ------------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................  $  1,360,127  $   580,709
  Marketable securities.............................   173,389,002    2,550,000
  Inventories and deferred costs (Note 4)...........     1,649,674      942,227
  Other current assets..............................     2,902,426       73,665
                                                      ------------  -----------
    Total current assets............................   179,301,229    4,146,601
                                                      ------------  -----------
Fixed assets, net (Note 5)..........................     1,204,353      847,374
Other assets........................................       246,889        6,299
                                                      ------------  -----------
    Total assets....................................  $180,752,471  $ 5,000,274
                                                      ============  ===========
  LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
 PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..................................  $    185,733  $   113,072
  Accrued expenses..................................       435,598      319,687
  Accrued compensation..............................       507,250          --
  Deferred revenue..................................     1,035,302      488,482
  Customer advances.................................       156,549          --
  Taxes payable.....................................       125,000          --
                                                      ------------  -----------
    Total current liabilities.......................     2,445,432      921,241
                                                      ------------  -----------
Commitments and contingencies (Note 8)
Mandatorily redeemable convertible preferred stock
  (Note 6) $.01 par value; 0 and 9,108,511 shares
   authorized, respectively; 0 and 8,249,029 shares
   issued and outstanding, respectively; stated at
   redemption value.................................           --    13,135,917
                                                      ------------  -----------
Stockholders' equity (deficit) (Note 6):
  Preferred stock, undesignated, $.01 par value per
   share; 5,000,000 shares authorized, no shares
   issued or outstanding............................           --           --
  Common stock, $.01 par value; 100,000,000 shares
   authorized; 33,088,043 and 1,900,000 shares
   issued and outstanding, respectively.............       330,880       19,000
  Additional paid-in capital........................   242,092,743      200,281
  Unearned compensation.............................    (2,374,361)    (808,821)
  Accumulated other comprehensive income............       289,000          --
  Deficit accumulated during the development stage..   (62,031,223)  (8,467,344)
                                                      ------------  -----------
    Total stockholders' equity (deficit)............   178,307,039   (9,056,884)
                                                      ------------  -----------
    Total liabilities, mandatorily redeemable
     convertible preferred stock and stockholders'
     equity (deficit)...............................  $180,752,471  $ 5,000,274
                                                      ============  ===========

    The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                     For the
                                                                   period from
                                                                    inception
                                                                   (August 16,
                                                                      1996)
                                 Year Ended December 31,             through
                           --------------------------------------  December 31,
                               2000         1999         1998          2000
                           ------------  -----------  -----------  ------------
Contract revenue.........  $    644,253  $   933,512  $       --   $  1,577,765
Product revenue..........        55,950          --           --         55,950
                           ------------  -----------  -----------  ------------
    Total revenues.......       700,203      933,512          --      1,633,715
Costs and expenses:
  Costs of contract
   revenue...............       396,169      354,532      377,705     1,128,406
  Costs of production....       247,692      154,000          --        401,692
  Research and
   development...........     3,227,421    2,181,548    1,322,945     7,746,856
  General and
   administrative........     4,392,011    1,705,369      949,824     7,945,813
                           ------------  -----------  -----------  ------------
    Total costs and
     expenses............     8,263,293    4,395,449    2,650,474    17,222,767
                           ------------  -----------  -----------  ------------
Loss from operations.....    (7,563,090)  (3,461,937)  (2,650,474)  (15,589,052)
Interest income
 (expense)...............     4,198,865      172,227      (30,931)    4,358,483
                           ------------  -----------  -----------  ------------
Loss before provision for
 taxes...................    (3,364,225)  (3,289,710)  (2,681,405)  (11,230,569)
Provision for taxes......       125,500          --           --        125,500
                           ------------  -----------  -----------  ------------
Net loss.................    (3,489,725)  (3,289,710)  (2,681,405)  (11,356,069)
Deemed preferred
 dividends and
 accretion...............   (52,691,154)    (899,000)    (441,000)  (54,191,154)
                           ------------  -----------  -----------  ------------
Net loss attributable to
 common stockholders.....  $(56,180,879) $(4,188,710) $(3,122,405) $(65,547,223)
                           ============  ===========  ===========  ============
Basic and diluted net
 loss per share
 attributable to common
 stockholders............  $      (5.92) $     (2.20) $     (1.64) $     (29.63)
                           ============  ===========  ===========  ============
Shares used in computing
 basic and diluted net
 loss per share
 attributable to common
 stockholders............     9,483,738    1,900,000    1,900,000     2,212,268
                           ============  ===========  ===========  ============



    The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          Deficit
                                                                           Accumulated  Accumulated       Total
                             Common Stock      Additional                     Other      During the   Stockholders'
                          -------------------   Paid-In       Unearned    Comprehensive Development       Equity
                            Shares    Amount    Capital     Compensation     Income        Stage        (Deficit)
                          ---------- -------- ------------  ------------  ------------- ------------  -------------
Inititial
 capitalization.........   1,900,000 $ 19,000 $        --   $       --      $    --     $        --   $     19,000
Net loss................                                                                    (225,466)     (225,466)
                          ---------- -------- ------------  -----------     --------    ------------  ------------
Balance at December 31,
 1996...................   1,900,000   19,000          --           --           --         (225,466)     (206,466)
Accretion...............         --       --           --           --           --         (160,000)     (160,000)
Net loss................         --       --           --           --           --       (1,669,763)   (1,669,763)
                          ---------- -------- ------------  -----------     --------    ------------  ------------
Balance at December 31,
 1997...................   1,900,000   19,000          --           --           --       (2,055,229)   (2,036,229)
Accretion...............         --       --           --           --           --         (441,000)     (441,000)
Net loss................         --       --           --           --           --       (2,681,405)   (2,681,405)
                          ---------- -------- ------------  -----------     --------    ------------  ------------
Balance at December 31,
 1998...................   1,900,000   19,000          --           --           --       (5,177,634)   (5,158,634)
Unearned compensation
 related to stock option
 grants.................         --       --     1,099,281   (1,099,281)         --              --            --
Amortization of unearned
 compensation...........         --       --           --       290,460          --              --        290,460
Accretion...............         --       --      (899,000)         --           --              --       (899,000)
Net loss................         --       --           --           --           --       (3,289,710)   (3,289,710)
                          ---------- -------- ------------  -----------     --------    ------------  ------------
Balance at December 31,
 1999...................   1,900,000   19,000      200,281     (808,821)         --       (8,467,344)   (9,056,884)
Issuance of common
 stock..................   8,051,950   80,519  125,768,765          --           --              --    125,849,284
Conversion of preferred
 stock into common
 stock..................  22,659,093  226,591   65,862,596          --           --              --     66,089,187
Issuance of common stock
 upon exercise of
 warrants...............     424,689    4,247      586,111          --           --              --        590,358
Issuance of common stock
 upon exercise of stock
 options................      52,311      523        8,483          --           --              --          9,006
Unearned compensation
 related to stock option
 grants.................         --       --     2,161,427   (2,161,427)         --              --            --
Amortization of unearned
 compensation...........         --       --           --       595,887          --              --        595,887
Deemed preferred
 dividends and
 accretion..............         --       --    47,457,155          --           --      (50,074,154)   (2,616,999)
Issuance of stock option
 awards.................         --       --        47,925          --           --              --         47,925
Change in unrealized
 gain on marketable
 securities (Note 2)....         --       --           --           --       289,000             --        289,000
Net loss................         --       --           --           --           --       (3,489,725)   (3,489,725)
                          ---------- -------- ------------  -----------     --------    ------------  ------------
Balance at December 31,
 2000...................  33,088,043 $330,880 $242,092,743  $(2,374,361)    $289,000    $(62,031,223) $178,307,039
                          ========== ======== ============  ===========     ========    ============  ============

    The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                     For the
                                                                   period from
                                                                    inception
                                                                   (August 16,
                                Year ended December 31,           1996) through
                         ---------------------------------------  December 31,
                             2000          1999         1998          2000
                         -------------  -----------  -----------  -------------
Cash flows from
 operating activities:
 Net loss............... $  (3,489,725) $(3,289,710) $(2,681,405) $ (11,356,069)
 Adjustments to
  reconcile net loss to
  net cash used in
  operations:
  Depreciation and
   amortization.........       296,292      164,588      231,261        743,233
  Accretion of discounts
   on securities........      (251,000)         --           --        (251,000)
  Non-cash stock-based
   expense..............       791,924      395,460       59,000      1,256,384
  Changes in operating
   assets and
   liabilities:
   Inventories and
    deferred costs......      (707,447)    (189,508)    (699,351)    (1,649,674)
   Other current
    assets..............    (2,828,761)      10,988      (74,587)    (2,902,426)
   Other assets.........      (240,590)         --         1,638       (246,889)
   Accounts payable and
    accrued expenses....       845,822      172,503       43,187      1,180,283
   Income taxes
    payable.............       125,000          --           --         125,000
   Deferred revenue and
    contract advances...       703,369     (147,488)     635,970      1,191,851
                         -------------  -----------  -----------  -------------
    Net cash used in
     operating
     activities.........    (4,755,116)  (2,883,167)  (2,484,287)   (11,909,307)
                         -------------  -----------  -----------  -------------
Cash flows from
 investing activities:
 Purchases of fixed
  assets................      (653,271)    (214,446)    (315,942)    (1,837,386)
 Purchases of marketable
  securities............  (179,210,023)  (2,550,000)  (2,750,000)  (186,610,023)
 Proceeds from
  maturities of
  marketable
  securities............     8,911,021    2,750,000    2,100,000     13,761,021
                         -------------  -----------  -----------  -------------
    Net cash used in
     investing
     activities.........  (170,952,273)     (14,446)    (965,942)  (174,686,388)
                         -------------  -----------  -----------  -------------
Cash flows from
 financing activities:
 Proceeds from sale of
  common stock, net.....   125,849,284          --           --     125,868,284
 Proceeds from exercise
  of stock options......         9,006          --           --           9,006
 Proceeds from exercise
  of warrants...........       590,358          --           --         590,358
 Proceeds from issuance
  of notes payable and
  warrants..............           --           --     2,000,000      2,000,000
 Proceeds from issuance
  of mandatorily
  redeemable convertible
  preferred stock and
  warrants..............    50,038,159    3,000,000    1,038,600     59,488,174
                         -------------  -----------  -----------  -------------
    Net cash provided by
     financing
     activities.........   176,486,807    3,000,000    3,038,600    187,955,822
                         -------------  -----------  -----------  -------------
Net increase
 (decrease).............       779,418      102,387     (411,629)     1,360,127
Cash and cash
 equivalents at
 beginning of period....       580,709      478,322      889,951            --
                         -------------  -----------  -----------  -------------
Cash and cash
 equivalents at end of
 period................. $   1,360,127  $   580,709  $   478,322  $   1,360,127
                         =============  ===========  ===========  =============
Supplemental disclosure
 of cash flow
 information:
 Cash paid during the
  period for:
   Interest.............           --           --   $     1,680  $      32,873

    The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND OPERATIONS OF THE COMPANY

   Proton Energy Systems, Inc. (the "Company") was incorporated in Delaware on August 16, 1996 to design, develop and manufacture proton exchange membrane ("PEM") electrochemical products. The Company employs PEM electrochemical products in hydrogen generation and power generating and storage devices for use in a variety of commercial applications. The Company manufactures products for the international industrial gas market and operates in a single segment. The Company is considered a development stage company, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," because its principal operations have not yet commenced.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Significant accounting policies followed in the preparation of these financial statements are as follows:

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

   Beginning in 1999, the Company began delivering equipment units under commercial agreements. As of December 31, 2000 and 1999, the Company had deferred product revenue of $1,035,302 and $488,482, respectively, on delivered units. Currently, product revenue is recognized upon the expiration of the product warranty period. In the future, product revenue will be recognized at the earlier of warranty expiration or when such estimates of warranty obligations can be made.

   The Company receives payments under customer-sponsored research and development contracts. For those research and development contracts that require the Company to meet specific obligations as defined in the agreements (including delivery and acceptance of units), amounts advanced pursuant to the contracts are recognized as liabilities until such obligations are met. Once the obligations are met, the amounts are recognized as contract revenue. For those research and development contracts which do not require the Company to meet specific obligations, the Company recognizes customer funding as contract revenue utilizing the percentage of completion method by the relationship of costs incurred to total estimated contract costs. As of December 31, 2000 and 1999, the Company had two research and development contracts in place. The research and development contracts in place were for partial funding for regenerative fuel cell systems development and general development research within the area of PEM technology. Both contracts are scheduled to be completed by the fourth quarter of 2002.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with original maturity dates of three months or less as of the purchase date to be cash equivalents. The Company invests excess cash primarily in a money market account at a major banking institution, which is subject to credit and market risk.

 Marketable Securities

   The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2000 and 1999, the

                          PROTON ENERGY SYSTEMS, INC.

Company's investment portfolio consisted of U.S. government securities that are held by two major banking institutions.

   Securities are carried at fair value with the unrealized gains and losses reported as a separate component of stockholders' equity. The specific identification method was used to determine cost in computing unrealized gain or loss.

 Comprehensive Income (Loss)

   Comprehensive income (loss) is defined as changes in equity other than transactions resulting from investments by owners and distributions to owners. The Company's comprehensive loss for the year ended December 31, 2000, consisted of reported net loss attributable to common stockholders and unrealized gains on marketable securities and totaled $55,891,879. The Company's comprehensive loss for the years ended December 31, 1999 and 1998 was the same as its net loss attributable to common stockholders.

 Inventory

   Inventory is recorded at the lower of cost or market value. Cost is determined by the first-in, first-out method.

 Fixed Assets

   Fixed assets are stated at cost and are depreciated using the straight-line method over the following estimated useful lives by asset category:

      Asset Category              Estimated Useful Life
      --------------              ---------------------
      Machinery and equipment     7 years
      Leasehold improvements      Shorter of remaining life of lease or 7 years
      Office furniture, fixtures  3-5 years
       and equipment

   When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included in income. The Company periodically reviews the carrying value of its fixed assets to assess recoverability based upon the expectation of non-discounted future cash flows.

 Research and Development

   Research and development costs are expensed as incurred.

 Warranty Costs

   The Company's warranty policy is limited to replacement parts and services and generally expires one year from date of shipment. Estimated future warranty obligations will be provided for as costs of production in the period in which the related revenue is recognized.

                          PROTON ENERGY SYSTEMS, INC.

 Income Taxes

   The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

 Concentration of Risks

   Concentration of credit risk exists with respect to cash and cash equivalents, investments and vendors. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. In addition, certain critical product components are only available from one source for which the source maintains proprietary rights.

   For the years ended December 31, 2000 and 1999, contract revenue from government-sponsored agencies accounted for approximately 92% and 60% of total revenue, respectively.

 Loss per Share

   Net loss per share has been computed by dividing the net loss attributable to common stockholders by the number of weighted average common shares outstanding. No effect has been given to the exercise of common stock options, stock warrants, convertible notes and redeemable convertible preferred stock, since the effect would be antidilutive for all reporting periods.

 Stock-Based Compensation

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its stock option plan and stock awards with the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". Under APB 25, compensation expense is computed to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is then recognized over the vesting period. The Company accounts for equity instruments issued to non-employees in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") 96-18. These pronouncements require the fair value of equity instruments given as consideration for services rendered be recognized as a non-cash charge to income over the shorter of the vesting or service period. The equity instruments must be revalued on each subsequent reporting date until performance is complete with a cumulative catch-up adjustment recognized for any changes in their fair value.

 Recent Accounting Pronouncements

   The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives at fair value in the financial statements. It is effective for fiscal years beginning after June 15, 2000. The Company has reviewed SFAS No. 133, as amended, and believes that upon implementation the standard will not have a material impact on its financial statements.

                          PROTON ENERGY SYSTEMS, INC.

3. MARKETABLE SECURITIES

   The following tables summarize investments:

                          Amortized   Gross Unrealized Gross Unrealized
                             cost          Gains            Losses       Fair Value
December 31, 2000        ------------ ---------------- ---------------- ------------
U.S. government notes
 and bonds.............. $173,100,802     $294,000         $(5,000)     $173,389,002
                         ------------     --------         -------      ------------
  Total................. $173,100,802     $294,000         $(5,000)     $173,389,002
                         ============     ========         =======      ============

                         Amortized  Gross Unrealized Gross Unrealized
                            cost         Gains            Losses      Fair Value
December 31, 1999        ---------- ---------------- ---------------- ----------
U.S. government notes
 and bonds.............. $2,550,000       $ 0              $ 0        $2,550,000
                         ----------       ---              ---        ----------
  Total................. $2,550,000       $ 0              $ 0        $2,550,000
                         ==========       ===              ===        ==========

   As of December 31, 2000 and 1999, the approximate fair values of marketable securities by maturity date are as follows:

                                                             2000        1999
                                                         ------------ ----------
      Less than one year................................ $165,102,600 $2,550,000
      One to five years.................................    8,286,402        --
                                                         ------------ ----------
        Total........................................... $173,389,002 $2,550,000
                                                         ============ ==========

4. INVENTORIES AND DEFERRED COSTS

   Inventories and deferred costs are as follows:

                                                                December 31,
                                                             -------------------
                                                                2000      1999
                                                             ---------- --------
   Raw materials............................................ $  545,583 $345,071
   Work in process..........................................    133,315   98,852
   Finished goods...........................................    970,776  498,304
                                                             ---------- --------
                                                             $1,649,674 $942,227
                                                             ========== ========

5. FIXED ASSETS

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ----------  ---------
   Machinery and equipment............................... $  805,229  $ 657,619
   Leasehold improvements................................    280,705    267,443
   Office furniture, fixtures and equipment..............    738,090    258,277
   Construction in process...............................     12,585        --
                                                          ----------  ---------
                                                           1,836,609  1,183,339
   Less accumulated depreciation.........................   (632,256) (335,965)
                                                          ----------  ---------
                                                          $1,204,353  $ 847,374
                                                          ==========  =========

   Depreciation expense was $296,292, $164,588, and $121,061 for the years ended December 31 2000, 1999, and 1998, respectively.

                          PROTON ENERGY SYSTEMS, INC.

6. CAPITAL STRUCTURE

 Mandatorily Redeemable Preferred Stock

   Since inception, the Company has issued Series A, A-1, B, B-1 and C Convertible Preferred Stock ("Preferred Stock"). All of the series of Preferred Stock had similar conversion rights, voting rights, dividend rights, liquidation preferences and redemption rights.

   In May and July 1997, the Company issued an aggregate of 2,908,511 shares of Series A Preferred Stock at $1.00 per share for $2,908,511. In December 1997, the Company issued 2,275,367 shares of Series A-1 Preferred Stock at $1.10 per share for $2,502,904. In July 1998, the Company issued 20,000 shares of Series A-1 Preferred Stock, valued at $24,000, to service providers.

   In August 1998, the Company issued notes payable, accruing interest at 8%, to existing preferred stockholders of the Company totaling $2,000,000. The notes and any accrued but unpaid interest were convertible into Series B Preferred Stock shares at a price of $2.00 per share upon a subsequent closing of Series B Preferred Stock financing by the Company. The maturity date of the notes was August 31, 1999. The notes payable were issued with detachable warrants to acquire 341,959 shares of Series B Preferred Stock at $2.00 per share with an expiration date of August 2003 or earlier upon occurrence of certain liquidity events, including a public offering. In connection with a liquidity event, and in lieu of cash payment, a warrant holder may convert all but not less than all warrants into a number of shares of preferred stock calculated pursuant to a formula defined in the agreement. The warrants were valued at $331,058 and netted against the carrying value of the notes payable.

   In December 1998, the Company issued 1,545,151 shares of Series B Preferred Stock. Of these shares, 1,025,851 shares were issued upon conversion of the notes payable and accrued interest of $1,830,844. Of the remaining 519,300 shares, which were issued at $2.00 per share, 500,000 shares were issued with 100,000 warrants to acquire Series B Preferred Stock with the same characteristics and expiration date as the warrants issued in August 1998.

   In May 1999, the Company issued 1,500,000 shares of Series B-1 Preferred Stock at $2.00 per share for $3,000,000.

   In April 2000, the Company issued 14,306,901 shares of Series C Preferred Stock for $3.50 per share for gross proceeds of approximately $50.1 million. Concurrent with the issuance of the Series C Preferred Stock, the Company recorded a beneficial conversion charge. The beneficial conversion charge was calculated in accordance with the consensus in EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and represents the difference between the Series C Preferred Stock price and the deemed fair market value of the Company's common stock into which the Series C Preferred Stock was immediately convertible, limited to the total Series C Preferred Stock proceeds. Accordingly, a deemed preferred dividend of approximately $50.1 million as of the issuance date has been recognized as a charge to accumulated deficit and net loss attributable to common stockholders, and as an increase to additional paid-in capital.

   In May 2000, the Company issued 103,163 shares of Series A-1 Preferred Stock to a service provider for services rendered during 1998, 1999 and 2000. Total shares reserved under this obligation as of December 31, 2000 and 1999, were 0 and 71,322, respectively. The Company had accrued expenses related to this obligation based on the fair value of the Preferred Stock at the time the obligation was incurred. For the years ended December 31, 2000, 1999, and 1998, the Company incurred approximately $148,000, $105,000 and $45,000, respectively, in expense for services rendered.

                          PROTON ENERGY SYSTEMS, INC.

   All outstanding shares of Series A, Series A-1, Series B, Series B-1 and Series C Preferred Stock automatically converted into 22,659,093 shares of common stock on a one for one basis, upon the closing of the Company's initial public offering of common stock in October 2000.

   Also in October 2000, 424,689 shares of Series B Preferred Stock were issued as a result of the exercise and conversion of warrants to acquire Series B Preferred Stock. Of the 441,959 then outstanding warrants, 295,179 warrants were exercised for cash and 146,780 were converted to 129,510 shares of Series B Preferred Stock.

   Holders of the Series A, Series A-1, Series B, Series B-1 and Series C mandatorily redeemable preferred stock had redemption rights equal to the original purchase price plus dividends at 8% per annum (compounded annually) for each year in which dividends were not declared and paid. Until the date of conversion, as noted above, such dividends had not been declared or paid and were being accreted annually to the carrying value of the Preferred Stock from additional paid-in capital or accumulated deficit if additional paid-in capital were not available. The Company recognized $2,616,999, $899,000 and $441,000 in accretion for the years ended December 31, 2000, 1999, and 1998, respectively.

 Common Stock

   The Company has authorized 100,000,000 shares of common stock, par value $.01 per share. The Company issued 1,900,000 shares of common stock upon incorporation. Of the 1,900,000 issued shares, 1,400,000 shares were issued to the Company's founders, subject to a vesting schedule. At December 31, 2000, the shares were fully vested.

   In connection with a February 1998 customer-sponsored research and development contract, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at a purchase price of $1.10 per share. At December 31, 2000, the warrant was fully exercisable and expires in February 2008.

   In October 2000, the Company completed an initial public offering of 8,050,000 shares of common stock at an offering price of $17.00 per share, including 1,050,000 shares pursuant to the underwriters' exercise of their over-allotment option (the "Offering"). The Company received proceeds of $125.8 million, which was net of $11.0 million of expenses and underwriting discounts relating to the issuance and distribution of the securities. Upon the closing of the Offering, all of the Company's then outstanding Preferred Stock automatically converted into common stock on a one-for-one basis.

 Preferred Stock

   In June 2000, the Company created a class of 5,000,000 authorized but undesignated shares of preferred stock, par value $.01.

7. EMPLOYEE BENEFIT PLANS

 Stock Option Plan

   The Company has two stock option plans: the 1996 Stock Option Plan (the "1996 Plan") and the 2000 Stock Option Plan (the "2000 Plan"). The Company has reserved a total of 7,700,000 shares of common stock for issuance under the 1996 and 2000 Plans. Together, the Plans provide for the grants of non-qualified and incentive stock options, restricted stock awards and other stock-based awards to its employees, officers, directors, consultants and advisors. Options are generally granted at the fair market value of the common stock at the time of grant, as determined by the Board of Directors. However, the exercise price for each incentive stock option shall not be less than the fair market value of the Common Stock, as determined by the Board, at the time the incentive stock option is granted. Options generally vest ratably over four years and expire ten years from the date of grant.

                          PROTON ENERGY SYSTEMS, INC.

   A summary of stock option activity for the years ended December 31, 2000, 1999 and 1998 under the Plans is as follows:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                            Shares     Price
                                                           ---------  --------
   Outstanding at January 1, 1998 (18,000 shares
    exercisable)..........................................   328,000   $ 0.13
     Granted..............................................    46,201     0.15
                                                           ---------
   Outstanding at December 31, 1998 (107,050 shares
    exercisable)..........................................   374,201     0.13
     Granted..............................................   667,040     0.28
     Cancelled or forfeited...............................    (5,000)    0.35
                                                           ---------
   Outstanding at December 31, 1999 (246,225 shares
    exercisable).......................................... 1,036,241     0.23
     Granted.............................................. 1,811,871    11.86
     Exercised............................................   (52,311)    0.17
     Cancelled or forfeited...............................   (32,791)    0.17
                                                           ---------
   Outstanding at December 31, 2000 (424,508 shares
    exercisable).......................................... 2,763,010   $ 7.85
                                                           =========

   In connection with the grant of certain stock options to employees during the years ended December 31, 2000 and 1999, the Company recorded unearned stock compensation of $2,018,107 and $1,099,281 respectively, representing the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Compensation related to options that vest over time was recorded as unearned compensation, a component of stockholders' equity (deficit), and is being amortized over the vesting periods of the related options. During the years ended December 31, 2000 and 1999, the Company recorded non-cash compensation expense relating to these options totaling $577,226 and $290,460, respectively.

   During the year ended December 31, 2000, the Company granted non-qualified stock options to non-employees to purchase an aggregate of 20,500 shares of common stock. Of these options, options to purchase 5,500 shares were fully vested at the date of grant, for which the Company recognized compensation expense of $47,925. The options to purchase the remaining 15,000 shares vest over four years and expire at the end of ten years. At December 31, 2000, these options had an estimated fair value of $143,320, or $9.55 per share. Accounting for these options requires that they be revalued on each subsequent reporting date until performance is complete or vesting occurs with a cumulative catch-up adjustment recognized for any changes in fair value. Compensation related to these options that vest over time was recorded as unearned compensation, a component of stockholders' equity (deficit), and is being amortized over the vesting periods of the related options. Accordingly, the Company's results of operations for the year ended December 31, 2000 include a non-cash charge of $18,661 for amortization of the fair value of these options. The Company's future results of operations could be materially impacted by a change in valuation of the stock options issued as a result of future increases or decreases in the price of the Company's common stock. The fair value of the stock options were estimated using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2000: risk free interest rates of ranging from 5.12%-6.21%, an expected option life of 5 to 10 years, no dividend yield and 100% volatility.

                          PROTON ENERGY SYSTEMS, INC.

   The following table summarizes additional information about stock options outstanding at December 31, 2000:

                                       Options Outstanding                 Options Exercisable
                          ---------------------------------------------- -----------------------
                              Number     Weighted Average                    Number     Weighted
                          Outstanding at    Remaining        Weighted    Exercisable at Average
                           December 31,  Contractual Life    Average      December 31,  Exercise
Range of Exercise Prices       2000          (years)      Exercise Price      2000       Price
------------------------  -------------- ---------------- -------------- -------------- --------
       $  .10 --
         $  .15               537,828          7.22           $0.14         328,010      $0.14
          .35 --
            .50               522,279          8.35            0.38          93,398        .35
         2.00 --
           6.00               434,950          9.49            5.87           3,100       5.23
        10.00 --
          15.25               434,453          9.93           10.82             --         --
        16.88 --
          17.00               833,000          9.67           17.00             --         --
        24.13 --
          24.13                   500          9.79           24.13             --         --
                            ---------                                       -------
                            2,763,010          8.96           $7.85         424,508      $0.22
                            =========                                       =======

   The fair value of each option grant is estimated on the date of grant using the minimum value option-pricing model for 1998, 1999, and the Black Scholes option-pricing model for 2000, with the following assumptions:

                                                2000        1999        1998
                                             ----------- ----------- -----------
   Risk free interest rate.................. 5.17%-6.68% 4.82%-6.48% 5.38%-5.55%
   Expected dividend yield..................    None        None        None
   Expected life of option..................   5 years       6 years   7 years
   Expected volatility......................     100%         0%          0%

   The weighted average fair value of options granted during 2000, 1999 and 1998 was $9.17, $1.81 and $0.15, respectively.

   If compensation expense had been recognized based on the fair value of options at their grant date, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the net loss for the years ended December 31, 2000, 1999 and 1998 would have been as follows:

                                           2000         1999         1998
                                       ------------  -----------  -----------
   Net loss attributable to common
    stockholders:
     As reported...................... $(56,180,879) $(4,188,710) $(3,122,405)
     Pro forma under SFAS 123.........  (57,588,581)  (4,439,118)  (3,126,505)
   Basic and diluted net loss per
    share attributable to common
    stockholders
     As reported...................... $      (5.92) $     (2.20) $     (1.64)
     Pro forma under SFAS 123.........        (6.07)       (2.34)       (1.65)

   The above pro forma results are not necessarily indicative of future results.

 2000 Employee Stock Purchase Plan

   In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan. A total of 250,000 shares of common stock have been reserved for issuance under this plan. Eligible employees may purchase common stock pursuant to payroll deductions at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each three-month offering period. Employee contributions are limited to 10% of an employee's eligible compensation not to exceed amounts allowed by the Internal Revenue Code.

                          PROTON ENERGY SYSTEMS, INC.

As of December 31, 2000, 1,950 shares of common stock have been issued for proceeds of $17,404 and 248,050 shares are available for future issuance.

 401(k) Plan

   In 1997, the Company established a 401(k) plan covering substantially all of its employees, subject to certain eligibility requirements. Participants have the option of contributing up to 15% of their annual compensation.

8. COMMITMENTS AND CONTINGENCIES

 Development, Marketing and Distribution Agreement

   In November 1999, the Company entered into an agreement with a Matheson Tri-Gas, Inc. to develop, market and distribute hydrogen generators to be used solely in laboratory applications. This agreement grants the distributor worldwide exclusivity to the commercial sale of this product during the fifteen-year term of the contract as long as the distributor meets minimum purchases, as defined in the agreement. The Company retains the right to modify the contract once annually by providing six months notice. The Company recorded a loss of approximately $121,667 for orders received and product delivered under this contract for the year ended December 31, 2000. Any future loss recognition is contingent on the distributor placing additional orders and the Company's cost per unit exceeding the related sale price per unit.

 Operating Leases

   At December 31, 2000, the Company was committed under operating leases for its facilities extending through June 2004. The Company also rents certain office equipment under operating leases.

   Rent expense under the non-cancelable operating leases was approximately $197,000, $118,000 and $114,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

   Minimum lease payments under the noncancelable leases at December 31, 2000 are as follows:

        2001.......................................................... $306,905
        2002..........................................................  253,852
        2003..........................................................  179,089
        2004..........................................................   89,545
                                                                       --------
        Total minimum obligations..................................... $829,391
                                                                       ========

                          PROTON ENERGY SYSTEMS, INC.

9. INCOME TAXES

   The Company's gross deferred tax assets and liabilities were as follows:

                                                            December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
   Gross deferred tax assets:
       Net operating loss carryforwards............... $ 3,873,000  $ 2,885,000
       Deferred revenue...............................     495,000          --
       Inventory reserves.............................      41,000          --
       Accrued expenses...............................     229,000      136,000
       Research and development tax credits...........     385,000       15,000
                                                       -----------  -----------
                                                         5,023,000    3,036,000
   Gross deferred tax liabilities:
       Depreciation...................................      97,000       86,000
       Deferred costs.................................     403,000          --
                                                       -----------  -----------
                                                           500,000       86,000
                                                       -----------  -----------
   Net deferred tax asset.............................   4,523,000    2,950,000
   Less: valuation allowance..........................  (4,523,000)  (2,950,000)
                                                       -----------  -----------
                                                       $       --   $       --
                                                       ===========  ===========

   Income tax expense for the year ended December 31, 2000 totaled $125,000 and related to minimum state capital-based taxes.

   At December 31, 2000, the Company had approximately $9.4 million of federal net operating loss carryforwards that expire beginning in the year 2011 through 2020, approximately $9.2 million of state net operating loss carryforwards that expire beginning in the year 2001 through 2020 and federal research and development tax credit carryforwards of approximately $385,000 that expire beginning in the year 2001 through 2020.

   The amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability is limited as a result of certain ownership changes pursuant to
Section 382 of the Internal Revenue Code.

                          PROTON ENERGY SYSTEMS, INC.

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following tables set forth certain unaudited quarterly statement of operations data for the eight quarters ended December 31, 2000. This data has been derived from unaudited financial statements. In managements' opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                   2000 Quarters
                                          -----------------------------------
                                           First    Second    Third   Fourth
                                          -------  --------  -------  -------
                                           Amounts in 000s except for per
                                                   share amounts
Revenues................................. $    56  $    131  $   350  $   163
Costs of contract revenue and
 production..............................     143        61      251      188
Gross margin.............................     (87)       70       99      (25)
Loss from operations.....................  (1,244)   (1,392)  (1,742)  (3,185)
Net loss.................................  (1,210)     (744)  (1,014)    (522)
Net loss attributable to common
 stockholders............................  (1,470)  (51,914)  (2,275)    (522)
Basic and diluted net loss per share
 attributable to common stockholders.....   (0.77)   (27.30)   (1.18)   (0.02)


                                                   1999 Quarters
                                          -----------------------------------
                                           First    Second    Third   Fourth
                                          -------  --------  -------  -------
Revenues................................. $    23  $     23  $    33  $   854
Costs of contract revenue and
 production..............................     160       102       56      190
Gross margin.............................    (137)      (79)     (23)     664
Loss from operations.....................    (665)     (809)    (900)  (1,088)
Net loss.................................    (633)     (764)    (849)  (1,044)
Net loss attributable to common
 stockholders............................    (820)     (981)  (1,096)  (1,292)
Basic and diluted net loss per share
 attributable to common stockholders.....   (0.43)    (0.51)   (0.58)   (0.68)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    Part III

   Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 12, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. Directors and Executive Officers of the Registrant

   (a) Executive Officers and Directors--The information in the section entitled "Executive Officers and Directors of the Registrant" in Part I hereof is incorporated herein by reference.

   (b) Directors--The information in the section entitled "Directors and Nominees for Director" in the Proxy Statement is incorporated herein by reference.

   The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. Executive Compensation

   The information in the sections entitled "Compensation of Executive Officers," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

   The information in the section entitled "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    Part IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Documents filed as part of Form 10-K

1. Financial Statements

   The financial statements of the Company have been included in Item 8 of this report:

  . Balance Sheets as of December 31, 2000 and 1999.

  . Statements of Operations for each of the three years ended December 31, 2000, 1999 and 1998, and for the period from inception (August 16, 1996) through December 31, 2000.

  . Statements of Changes in Stockholders' Equity (Deficit) for the period from inception (August 16, 1996) through December 31, 2000.

  . Statements of Cash Flows for each of the three years ended December 31, 2000, 1999 and 1998, and for the period from inception (August 16, 1996) through December 31, 2000

  . Notes to Financial Statements

2. Financial Statement Schedules

   All financial statement schedules have been omitted since they are either not required or the information required is included in the financial statements or the notes thereto.

3. Exhibit Listing

 Exhibit                              Description
 -------                              -----------
  1.1    Third Amended and Restated Certificate of Incorporation of the
         Registrant

  1.2    Amended and Restated By-Laws of the Registrant

  4.1*   Specimen common stock certificate

  4.2* See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant

 10.1*   1996 Stock Option Plan

 10.2*   2000 Stock Incentive Plan

 10.3*   2000 Employee Stock Purchase Plan

 10.4*   Development, Marketing and Distribution Agreement, dated November 10,
         1999, between the Registrant and Matheson Tri-Gas, Inc.

 10.5*   Distribution Agreement, dated November 24, 1999, between the
         Registrant and Diamond Lite Limited

 10.6*   Lease, dated as of May 27, 1997, between the Registrant and 50 Inwood
         Road Limited Partnership, as amended on January 29, 1998, March 1,
         1999, and April 9, 1999.

 10.7* Series C Preferred Stock Purchase Agreement, dated April 12, 2000, among the Registrant and certain stockholders

 10.8*   Form of Series B Preferred Stock Purchase Warrant

 10.9*   Common Stock Purchase Warrant, dated February 1998, issued to the
         Electric Power Research Institute

 10.10*  NASA SBIR Contract, dated October 25, 1999

 10.11*  Contract with the U.S. Department of Energy, dated May 21, 1998

 10.12* Form of Indemnification Agreement with directors and executive officers

 10.13 Lease, dated as of January 1, 2001, between the Registrant and the Connecticut Student Loan Foundation

 10.14   Purchase and Sale Agreement, dated as of March 8, 2001, between the
         Registrant and
         WE Wallingford Land, L.L.C.

 10.15   Agreement, dated as of March 8, 2001, between the Registrant, Medway
         Associates Limited Partnership and Wallingford Land, L.L.C.

 10.16 Amendment dated December 4, 2000 to Lease, dated as of May 27, 1997, between Registrant and 50 Inwood Road Limited Partnership.

 23.1    Consent of PricewaterhouseCoopers LLP

--------
*Incorporated herein by reference to the identically numbered exhibit of the Company's registration statement on Form S-1, SEC File No. 333-39748.

   (b) Reports on Form 8-K

   No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 2000.

                                   SIGNATURES

   In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROTON ENERGY SYTEMS , INC.

                                               /s/  Walter W. Schroeder
                                          By: _________________________________
                                                    Walter W. Schroeder
                                                         President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Capacity                 Date
              ---------                         --------                 ----

     /s/ Walter W. Schroeder           Chief Executive Officer,     March 30, 2001
______________________________________  President and Director
         Walter W. Schroeder            (Principal executive
                                        officer)

        /s/ Robert W. Shaw             Chairman of the Board        March 30, 2001
______________________________________
         Robert W. Shaw, Jr.

         /s/ Richard Aube              Director                     March 30, 2001
______________________________________
             Richard Aube

       /s/ Trent M. Molter             Vice President of            March 30, 2001
______________________________________  Engineering and
           Trent M. Molter              Technology and Director

      /s/ Gerald B. Ostroski           Director                     March 30, 2001
______________________________________
          Gerald B. Ostroski

       /s/ Philip R. Sharp             Director                     March 30, 2001
______________________________________
           Philip R. Sharp

       /s/ John A. Glidden             Vice President of Finance    March 30, 2001
______________________________________  (Principal financial and
           John A. Glidden              accounting officer)