Form 10-Q
period 2001-03-31
PROTON ENERGY SYSTEMS INC
filed 2001-05-11
CIK 1114617

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from     to

                       Commission File Number: 000-31533

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of common stock outstanding as of May 8, 2001 was 33,113,816 with a par value of $.01 per share.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          PROTON ENERGY SYSTEMS, INC.

                               INDEX to FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1--Financial Statements
  Condensed Balance Sheets--March 31, 2001 (unaudited) and December 31,
   2000...................................................................    1
  Condensed Statements of Operations--Three Month Periods ended March 31,
   2001 (unaudited) and March 31, 2000 (unaudited) and Cumulative Amounts
   from Inception through March 31, 2001 (unaudited)......................    2
  Statement of Changes in Stockholders' Equity (Deficit) from Inception
   through March 31, 2001 (unaudited).....................................    3
  Condensed Statements of Cash Flows--Three Month Periods ended March 31,
   2001 (unaudited) and March 31, 2000 (unaudited) and Cumulative Amounts
   from Inception through March 31, 2001 (unaudited)......................    4
  Notes to Condensed Financial Statements.................................  5-7
Item 2--Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................... 7-10
Item 3--Quantitative and Qualitative Disclosures about Market Risk........   10

                           PART II. OTHER INFORMATION

Item 1--Legal Proceedings.................................................   11
Item 2--Changes in Securities and Use of Proceeds.........................   11
Item 3--Defaults upon Senior Securities...................................   11
Item 4--Submission of Matters to a Vote of Security Holders...............   11
Item 5--Other Information.................................................   11
Item 6--Exhibits and Reports on Form 8-K..................................   11
Signatures................................................................   12

                         Part I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          PROTON ENERGY SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                     March 31,    December 31,
                                                        2001          2000
                                                    ------------  ------------
                                                    (Unaudited)
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents........................ $ 19,380,811  $  1,360,127
  Marketable securities............................  154,051,688   173,389,002
  Inventories and deferred costs (Note 3)..........    2,088,394     1,649,674
  Other current assets.............................    3,622,741     2,902,426
                                                    ------------  ------------
    Total current assets...........................  179,143,634   179,301,229
                                                    ------------  ------------
Fixed assets, net..................................    1,374,547     1,204,353
Other assets.......................................      321,092       246,889
                                                    ------------  ------------
    Total assets................................... $180,839,273  $180,752,471
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Accounts payable................................. $    282,824  $    185,733
  Accrued expenses.................................      338,961       560,598
  Accrued compensation.............................      173,789       507,250
  Deferred revenue.................................    1,299,507     1,035,302
  Customer advances................................       47,500       156,549
                                                    ------------  ------------
    Total current liabilities......................    2,142,581     2,445,432
                                                    ------------  ------------
Commitments and contingencies (Note 7)
Stockholders' equity (Note 5):
  Preferred stock, undesignated, $.01 par value per
   share; 5,000,000 shares authorized, no shares
   issued or outstanding...........................          --            --
  Common stock, $.01 par value; 100,000,000 shares
   authorized; 33,112,566 and 33,088,043 shares
   issued and outstanding, respectively............      331,126       330,880
  Additional paid-in capital.......................  242,063,270   242,092,743
  Unearned compensation............................   (2,127,093)   (2,374,361)
  Accumulated other comprehensive income...........      724,659       289,000
  Deficit accumulated during the development
   stage...........................................  (62,295,270)  (62,031,223)
                                                    ------------  ------------
    Total stockholders' equity.....................  178,696,692   178,307,039
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $180,839,273  $180,752,471
                                                    ============  ============

    The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                          Three Months Ended
                                               March 31,
                                        ------------------------
                                                                    For the
                                                                  period from
                                                                   inception
                                                                  (August 16,
                                                                     1996)
                                                                    through
                                                                   March 31,
                                           2001         2000          2001
                                        -----------  -----------  ------------
Contract revenue....................... $   187,134  $    55,994  $  1,764,899
Product revenue........................      51,800          --        107,750
                                        -----------  -----------  ------------
    Total revenues.....................     238,934       55,994     1,872,649
Costs and expenses:
  Costs of contract revenue............     205,370       26,765     1,333,776
  Costs of production..................     243,421      115,936       645,113
  Research and development.............   1,036,937      551,978     8,783,793
  General and administrative...........   1,596,241      605,456     9,667,554
                                        -----------  -----------  ------------
    Total costs and expenses...........   3,081,969    1,300,135    20,430,236
                                        -----------  -----------  ------------
Loss from operations...................  (2,843,035)  (1,244,141)  (18,557,587)
Interest income........................   2,578,988       34,585     6,937,471
                                        -----------  -----------  ------------
Net loss...............................    (264,047)  (1,209,556)  (11,620,116)
Deemed preferred dividends and accre-
 tion..................................         --      (260,000)  (54,191,154)
                                        -----------  -----------  ------------
Net loss attributable to common stock-
 holders............................... $  (264,047) $(1,469,556) $(65,811,270)
                                        ===========  ===========  ============
Basic and diluted net loss per share
 attributable to common stockholders... $     (0.01) $     (0.77) $     (31.16)
                                        ===========  ===========  ============
Shares used in computing basic and
 diluted net loss per share
 attributable to common stockholders...  33,101,247    1,900,000     2,112,198
                                        ===========  ===========  ============



    The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                    Deficit
                                                                                     Accumulated  Accumulated       Total
                                       Common Stock      Additional                     Other      During the   Stockholders'
                                    -------------------   Paid-In       Unearned    Comprehensive Development      Equity
                                      Shares    Amount    Capital     Compensation     Income        Stage        (Deficit)
                                    ---------- -------- ------------  ------------  ------------- ------------  -------------
Initial capitalization..........     1,900,000 $ 19,000 $        --   $       --      $    --     $        --   $     19,000
Net loss........................                                                                      (225,466)     (225,466)
                                    ---------- -------- ------------  -----------     --------    ------------  ------------
Balance at December 31, 1996....     1,900,000   19,000          --           --           --         (225,466)     (206,466)
Accretion.......................           --       --           --           --           --         (160,000)     (160,000)
Net loss........................           --       --           --           --           --       (1,669,763)   (1,669,763)
                                    ---------- -------- ------------  -----------     --------    ------------  ------------
Balance at December 31, 1997....     1,900,000   19,000          --           --           --       (2,055,229)   (2,036,229)
Accretion.......................           --       --           --           --           --         (441,000)     (441,000)
Net loss........................           --       --           --           --           --       (2,681,405)   (2,681,405)
                                    ---------- -------- ------------  -----------     --------    ------------  ------------
Balance at December 31, 1998....     1,900,000   19,000          --           --           --       (5,177,634)   (5,158,634)
Unearned compensation related to
 stock option grants............           --       --     1,099,281   (1,099,281)         --              --            --
Amortization of unearned
 compensation...................           --       --           --       290,460          --              --        290,460
Accretion.......................           --       --      (899,000)         --           --              --       (899,000)
Net loss........................           --       --           --           --           --       (3,289,710)   (3,289,710)
                                    ---------- -------- ------------  -----------     --------    ------------  ------------
Balance at December 31, 1999....     1,900,000   19,000      200,281     (808,821)         --       (8,467,344)   (9,056,884)
Issuance of common stock........     8,051,950   80,519  125,768,765          --           --              --    125,849,284
Conversion of preferred stock
 into common stock..............    22,659,093  226,591   65,862,596          --           --              --     66,089,187
Issuance of common stock upon
 exercise of warrants...........       424,689    4,247      586,111          --           --              --        590,358
Issuance of common stock upon
 exercises of stock option......        52,311      523        8,483          --           --              --          9,006
Unearned compensation related to
 stock option grants............           --       --     2,161,427   (2,161,427)         --              --            --
Amortization of unearned
 compensation...................           --       --           --       595,887          --              --        595,887
Deemed preferred dividends and
 accretion......................           --       --    47,457,155          --           --      (50,074,154)   (2,616,999)
Issuance of stock option
awards..........................           --       --        47,925          --           --              --         47,925
Change in unrealized gain on
 marketable securities (Note
 2).............................           --       --           --           --       289,000             --        289,000
Net loss........................           --       --           --           --           --       (3,489,725)   (3,489,725)
                                    ---------- -------- ------------  -----------     --------    ------------  ------------
Balance at December 31, 2000....    33,088,043 $330,880 $242,092,743  $(2,374,361)    $289,000    $(62,031,223) $178,307,039
Issuance of common stock
 (unaudited)....................         2,553       26       16,181          --           --              --         16,207
Issuance of common stock upon
 exercises of stock options
 (unaudited)....................        21,970      220        5,717          --           --              --          5,937
Unearned compensation
 (unaudited)....................           --       --       (51,371)      51,371          --              --            --
Amortization of unearned
 compensation (unaudited).......           --       --           --       195,897          --              --        195,897
Change in unrealized gain on
 marketable securities (unaudited)
 (Note 2).......................           --       --           --           --       435,659             --        435,659
Net loss (unaudited)............           --       --           --           --           --         (264,047)     (264,047)
                                    ---------- -------- ------------  -----------     --------    ------------  ------------
Balance at March 31, 2001.......    33,112,566 $331,126 $242,063,270  $(2,127,093)    $724,659    $(62,295,270) $178,696,692
                                    ========== ======== ============  ===========     ========    ============  ============

    The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Period from
                                                                    inception
                                       Three Months Ended March    (August 16,
                                                 31,              1996) through
                                       -------------------------    March 31,
                                           2001         2000          2001
                                       ------------  -----------  -------------
Cash flows from operating activities:
 Net loss............................  $   (264,047) $(1,209,556) $ (11,620,116)
 Adjustments to reconcile net loss to
  net cash used in operations:
  Depreciation and amortization......        92,851       47,861        836,084
  Accretion of discounts on
   securities........................       (57,993)         --        (308,993)
  Non-cash stock-based expense.......       195,897       85,068      1,452,281
  Changes in operating assets and
   liabilities:
   Inventories and deferred costs....      (438,720)    (283,494)    (2,088,394)
   Other current assets..............      (720,315)       8,581     (3,622,741)
   Other assets......................       (74,203)         --        (321,092)
   Accounts payable and accrued
    expenses.........................      (458,007)     402,221        847,276
   Deferred revenue and contract
    advances.........................       155,156          --       1,347,007
                                       ------------  -----------  -------------
    Net cash used in operating
     activities......................    (1,569,381)    (949,319)   (13,478,688)
                                       ------------  -----------  -------------
Cash flows from investing activities:
  Purchases of fixed assets..........      (263,045)     (69,445)    (2,100,431)
  Purchases of marketable
   securities........................   (37,758,388)    (850,000)  (224,368,411)
  Proceeds from maturities of
   marketable securities.............    57,589,354    1,700,000     71,350,375
                                       ------------  -----------  -------------
    Net cash provided by (used in)
     investing activities............    19,567,921      780,555   (155,118,467)
                                       ------------  -----------  -------------
Cash flows from financing activities:
  Proceeds from sale of common stock,
   net...............................        16,207          --     125,884,491
  Proceeds from exercise of stock
   options...........................         5,937          --          14,943
  Proceeds from exercise of
   warrants..........................           --           --         590,358
  Proceeds from issuance of notes
   payable and warrants..............           --           --       2,000,000
  Proceeds from issuance of
   manditorily redeemable convertible
   preferred stock and warrants......           --           --      59,488,174
                                       ------------  -----------  -------------
    Net cash provided by financing
     activities......................        22,144          --     187,977,966
                                       ------------  -----------  -------------
Net increase (decrease) in cash......    18,020,684     (168,764)    19,380,811
Cash and cash equivalents at
 beginning of period.................     1,360,127      580,709            --
                                       ------------  -----------  -------------
Cash and cash equivalents at end of
 period..............................  $ 19,380,811  $   411,945  $  19,380,811
                                       ============  ===========  =============

    The accompanying notes are an integral part of the financial statements

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

2. BASIS OF PRESENTATION

   The financial information as of March 31, 2001, for the three-month periods ended March 31, 2001 and 2000, and for the period from inception (August 16, 1996) through March 31, 2001 is unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed on March 30, 2000.

 Marketable Securities

   The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of March 31, 2001, the Company's investment portfolio consisted of U.S. government and agency securities held by two major banking institutions. As of March 31, 2001, the maturities of marketable securities are as follows:

      Less than one year........................................... $135,354,974
      One to five years............................................   18,696,714
                                                                    ------------
                                                                    $154,051,688
                                                                    ============

   Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders' equity. The unrealized gain from marketable securities was $724,659 and $289,000 at March 31, 2001 and December 31, 2000, respectively.

 Comprehensive Income (Loss)

   Comprehensive income (loss) is defined as investments by owners and distributions to owners. The following table sets forth the components of comprehensive income:

                                                              March 31,
                                                       -----------------------
                                                          2001        2000
                                                       ----------- -----------
                                                       (unaudited) (unaudited)
      Net loss........................................  $(264,047) $(1,209,556)
      Unrealized gains on marketable securities.......    435,659          --
                                                        ---------  -----------
      Total comprehensive income (loss)...............  $ 171,612  $(1,209,556)
                                                        =========  ===========

                          PROTON ENERGY SYSTEMS, INC.

 Reclassifications

   Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

3. INVENTORIES

   Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

                                                         March 31,  December 31,
                                                           2001         2000
                                                        ----------- ------------
                                                        (unaudited)
      Raw materials.................................... $  722,793   $  545,583
      Work in process..................................    160,441      133,315
      Finished goods...................................  1,205,160      970,776
                                                        ----------   ----------
                                                        $2,088,394   $1,649,674
                                                        ==========   ==========

4. LOSS PER SHARE

   Net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding. No effect has been given to the exercise of common stock options, stock warrants, convertible notes and redeemable convertible preferred stock, since the effect would be antidilutive for all reporting periods.

5. CAPITAL STRUCTURE

   In April 2000, the Company issued 14,306,901 shares of Series C Preferred Stock for $3.50 per share for gross proceeds of approximately $50 million. Concurrent with the issuance of the Series C Preferred Stock, the Company recorded a beneficial conversion charge. The beneficial conversion charge was calculated in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and was the difference between the Series C Preferred Stock price and the deemed fair market value of the Company's common stock into which the Series C Preferred Stock was immediately convertible, limited to the total Series C Preferred Stock proceeds. Accordingly, a deemed preferred dividend of approximately $50 million as of the issuance date has been recognized as a charge to accumulated deficit and net loss attributable to common stockholders, and as an increase to additional paid-in capital.

   In October 2000, the Company completed an initial public offering. Upon closing the initial public offering, the outstanding shares of Series C Preferred Stock and all other outstanding Preferred Stock automatically converted into shares of Common Stock on a one-for-one basis.

6. STOCK OPTION GRANTS

   During 1999 and 2000, the Company issued common stock options at less than the fair value of its common stock. The compensation expense for such options is amortized over the vesting periods of the related options. Accordingly, the Company recorded stock-based compensation expense of $190,613 and $85,068 for the three-month periods ended March 31, 2001 and March 31, 2000, respectively.

7. COMMITMENTS AND CONTINGENCIES


   In November 1999, the Company entered into an agreement with a distributor to develop, market and distribute hydrogen generators to be used solely in laboratory applications. This agreement grants the distributor

                          PROTON ENERGY SYSTEMS, INC.

worldwide exclusivity to the commercial sale of this product during the fifteen-year term of the contract as long as the distributor meets minimum purchases, as defined in the agreement. The Company retains the right to modify the contract once annually by providing six months notice. In the three-month period ended March 31, 2001, the Company recorded a loss of $112,112 under this contract. Any future loss recognition is contingent on the distributor placing additional orders and the Company's cost per unit exceeding the related sale price per unit.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000. This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations and contain projections of our future results of operation or of our financial position or state other forward-looking information. However, there may be events in the future that we are unable to predict accurately or control. The factors in the section captioned "Certain Factors That May Affect Future Results, " contained in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

   We began delivering late-stage development models of our hydrogen generators to customers in 1999; revenue on such transactions has generally been deferred. Currently, recognition of product revenue is deferred until the expiration of the product warranty period. In the future, product revenue will be recognized at the earlier of warranty expiration or when estimates of warranty obligations can be made. As of March 31, 2001, we have deferred revenue of approximately $1.3 million related to the units we have delivered. In the future, we expect to derive the majority of our revenue from the sale of the hydrogen generator and regenerative fuel cell systems products we may develop.

   We derive contract revenue from customer-sponsored research and development contracts related to our PEM technology. For those contracts that do not require us to meet specific obligations, we recognize contract revenue utilizing the percentage-of-completion method, which is based on the relationship of costs incurred to total estimated contract costs. For those research and development contracts that require us to meet specified obligations, including delivery and acceptance obligations, amounts advanced to us pursuant to the contracts are recognized as contract liabilities until such obligations are met. Once the obligations are met, the amounts are recognized as contract revenue. From inception through March 31, 2001, we have recognized approximately $1.8 million in contract revenue from research and development funding under arrangements with both government

                          PROTON ENERGY SYSTEMS, INC.

and private sources. Under these contracts, we have delivered HOGEN(R) hydrogen generators and demonstration regenerative fuel cell systems. We currently have ongoing research and development projects with both NASA and the United States Department of Energy, or DOE. Our current NASA contract extends to October 2001 and provides for total payments to us of approximately $600,000, of which we had recognized approximately $455,000 in revenue through March 31, 2001. The DOE contract extends to September 2002 and provides for payments to us of approximately $1.3 million, of which we have recognized approximately $399,000 in revenue through March 31, 2001.

   Our costs of contract revenue reflect costs incurred under specific customer-sponsored research and development contracts. These costs consist primarily of salaries and benefits for our research and development personnel, materials to build prototype units, materials for testing, facility-related costs, operating supplies and other costs associated with our research and development contract. We expect our costs of contract revenue to increase as we complete work under existing contracts.

   Our costs of production reflect costs incurred in the manufacture of our products and costs incurred for warranty obligations on our products. These costs consist primarily of product materials, fees paid to outside suppliers for subcontracted components and services, salaries and benefits for our manufacturing personnel, facility-related costs, operating supplies and other costs associated with our manufacturing activities. Through March 31, 2001, amounts reported as costs of production include costs incurred in excess of the corresponding sales price on deferred units, costs incurred to service units in the field and costs recognized on units upon the expiration of product warranty.

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

   We have generated cumulative losses since our inception, and as of March 31, 2001 our accumulated deficit was $62.3 million, of which $50.7 million is attributable to deemed preferred dividends and accretion and $11.6 million is attributable to net losses since inception. We expect to continue to make significant investments in new product design and development for the foreseeable future. We expect to incur operating losses in 2001 and for the next several years and cannot predict when we will become profitable, if ever.

Results of Operations

 Comparison of the Three Months Ended March 31, 2001 and March 31, 2000

   Contract revenue. Contract revenue increased from $56,000 for the three months ended March 31, 2000 to $187,000 for the comparable period in 2001. This increase was due to research and development activity related to Proton's HOGEN(R) hydrogen generator under the DOE contract. In the future, we expect contract revenue from government sponsored research and development contracts to decrease as a percentage of total revenues as we begin to recognize increasing levels of revenue from product sales.

                          PROTON ENERGY SYSTEMS, INC.

   Product revenue. Product revenue increased from $0 in the first quarter of 2000 to $52,000 for the first quarter of 2001. The amount in 2001 relates to revenue recognized upon expiration of product warranties and for product rentals.

   Costs of contract revenue. Costs of contract revenue increased from $27,000 for the first quarter of 2000 to $205,000 for the first quarter of 2001. The amount in 2000 reflects costs incurred on our DOE and NASA contracts. The amount in 2001 reflects costs incurred under the DOE contract. The increase in 2001 is due to increased activity on our cost-sharing DOE contract coupled with lower average reimbursed billing rates.

   Costs of production. Costs of production increased from $116,000 for the first quarter of 2000 to $243,000 for the first quarter of 2001. The amounts in 2000 and 2001 reflect costs associated with manufacturing and delivering our hydrogen generators in excess of the corresponding sales price as well as warranty costs on units in the field. In addition, in 2001, cost of production includes approximately $44,000 of cost recognized concurrent with the recognition of revenue upon warranty expiration. In 2001, costs incurred in excess of our contracted sales price with Matheson Tri-Gas, Inc. approximated $112,000. To date, under our initial order, we have recognized cost in excess of our contracted sales price in the amount of $234,000. We expect to continue to incur costs in excess of our sales price under our contract with Matheson Tri-Gas, Inc. as we refine our production process.

   Under the Matheson Tri-Gas contract, Matheson has the exclusive right to sell our hydrogen generators if it meets minimum purchase requirements specified in the contract. Because we have not yet completed development of commercial models of these units, no minimum purchase requirements are applicable to Matheson prior to December 31, 2001. For periods after December 31, 2001, the contract currently provides that Matheson must purchase 1,000 units per year if it wishes to maintain exclusivity. Under the contract, we have the right to increase prices on the units once annually by providing six months notice, subject to either party's right to terminate the contract if agreement on price increases is not reached. We anticipate that the terms of the contract may be revised as commercial development is completed. Any future recognition of losses by us under this contract will depend on the number of orders placed by Matheson and the extent to which our cost per unit exceeds the sale price per unit.

   Research and development expenses. Research and development expenses increased from $552,000 for the first quarter of 2000 to $1.0 million for the first quarter of 2001. The increase was due to an increase in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to increased salaries and benefits for our growing research and development staff. We expect our research and development expenses to continue to increase in the future.

   General and administrative expenses. General and administrative expenses increased from $605,000 for the first quarter of 2000 to $1.6 million for the first quarter of 2001. This change reflects an increase in salaries and benefits of $407,000, as a result of an increase in employees, an increase in accounting and legal expenses of $211,000, an increase of $87,000 in investor relation expenses, and an increase of $75,000 for state minimum capital-based taxes.

   Interest income, net. Interest income increased from $35,000 for the first quarter of 2000 to $2.6 million for the first quarter of 2001. The increase resulted from increased cash and marketable securities as a result of investing the proceeds from the issuance of our series C convertible preferred stock and initial public offering.

Liquidity and Capital Resources

   Since our inception in August 1996 through March 2001, we have financed our operations through the series A, A-1, B, B-1 and C convertible preferred stock issuances and our initial public offering that raised approximately $187.4 million. As of March 31, 2001, we had $173.4 million in cash, cash equivalents and marketable securities.

                          PROTON ENERGY SYSTEMS, INC.

   Cash used in operating activities was $1.6 million for the quarter ended March 31, 2001 and was primarily attributable to our net loss and increases in inventory and other current assets as well as decreases in accrual expenses, offset by increases in deferred revenue. Cash used in operating activities was $949,000 for the comparable 2000 quarter and was primarily attributable to our net loss and increases in inventory offset by increases in accounts payable and accrued expenses.

   Cash provided by investing activities was $19.6 million for the quarter ended March 31, 2001 and was primarily attributable to proceeds from the maturity of marketable securities offset by purchases of marketable securities. Cash provided by investing activities was $781,000 for the quarter ended March 31, 2000 and was primarily attributable to proceeds from the maturity of marketable securities offset by purchase of marketable securities.

   Cash provided by financing activities was $22,000 for the quarter ended March 31, 2001.

   We anticipate that our cash and marketable securities on hand as of March 31, 2001 will be adequate to fund our operations, working capital and capital expenditure requirements for at least the next 12 months. We currently anticipate relocating to our planned manufacturing facility in the next 12 to 15 months, under either a purchase or lease arrangement. If we elect the purchase arrangement, we would expect to spend approximately $15 million over the next 12 to 15 months. We also expect over the next 12 months to continue to fund the production of our hydrogen generators and to continue our research and development activities on our regenerative fuel cell systems. We cannot assure you that we will not require additional financing to fund our operations or that, if required, any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available, we may be required to delay, reduce or eliminate some of our research and development or manufacturing programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

                               OTHER INFORMATION

ITEM 1. Legal Proceedings

   Not Applicable.

ITEM 2. Changes in Securities and Use of Proceeds

   On October 4, 2000, we closed an initial public offering of our common stock. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was September 28, 2000, and the Commission file number assigned to the registration statement is 333-39748. After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our planned manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of March 31, 2001, approximately $3.4 million of the net proceeds of the offering had been used to fund operations. The remaining net proceeds are invested in U.S. government securities and agencies. None of the proceeds were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

ITEM 3. Default upon Senior Securities

   Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

   Not Applicable.

ITEM 5. Other Information

   Not Applicable.

ITEM 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

    None.

   (b) Reports on Form 8-K

    None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Proton Energy Systems, Inc.
                                          (Registrant)

                                                  /s/ Walter W. Schroeder
                                          By: _________________________________
                                                    Walter W. Schroeder
                                               President and Chief Executive
                                                          Officer

                                                    /s/ John A. Glidden
                                          By: _________________________________
                                                      John A. Glidden
                                                 Vice President of Finance
                                                 (Principal Financial and
                                                    Accounting Officer)

Date: May 11, 2001