Form 10-Q
period 2001-06-30
PROTON ENERGY SYSTEMS INC
filed 2001-08-10
CIK 1114617

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from     to

                       Commission File Number: 000-31533

                               -----------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of common stock outstanding as of August 9, 2001 was 33,180,442 with a par value of $.01 per share.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          PROTON ENERGY SYSTEMS, INC.

                              INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  -----
Item 1--Financial Statements
   Condensed Balance Sheets--June 30, 2001 (unaudited) and December 31, 2000.....................     3
   Condensed Statements of Operations--Three Month and Six Month Periods ended June 30, 2001
   (unaudited) and June 30, 2000 (unaudited) and Cumulative Amounts from Inception through
   June 30, 2001 (unaudited).....................................................................     4
   Statement of Changes in Stockholders' Equity (Deficit) from Inception through June 30, 2001
   (unaudited)...................................................................................     5
   Condensed Statements of Cash Flows--Six Month Periods ended June 30, 2001 (unaudited) and
   June 30, 2000 (unaudited) and Cumulative Amounts from Inception through June 30, 2001
   (unaudited)...................................................................................     6
   Notes to Condensed Financial Statements.......................................................   7-9
Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.... 10-14
Item 3--Quantitative and Qualitative Disclosures about Market Risk...............................    14

                          PART II. OTHER INFORMATION

       Item 1--Legal Proceedings..................................    14
       Item 2--Changes in Securities and Use of Proceeds.......... 14-15
       Item 3--Defaults upon Senior Securities....................    15
       Item 4--Submission of Matters to a Vote of Security Holders    15
       Item 5--Other Information..................................    15
       Item 6--Exhibits and Reports on Form 8-K...................    15
       Signatures.................................................    16

                         Part I--FINANCIAL INFORMATION

                                    ITEM 1.

                             FINANCIAL STATEMENTS

                          PROTON ENERGY SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS

                                                                        June 30,     December 31,
                                                                          2001           2000
                                                                       ------------  ------------
                                                                       (Unaudited)
                               ASSETS
Current assets:
   Cash and cash equivalents.......................................... $ 19,594,065  $  1,360,127
   Marketable securities..............................................  153,426,838   173,389,002
   Inventories and deferred costs (Note 3)............................    2,378,925     1,649,674
   Other current assets...............................................    2,876,604     2,902,426
                                                                       ------------  ------------
       Total current assets...........................................  178,276,432   179,301,229
                                                                       ------------  ------------
Fixed assets, net.....................................................    1,954,752     1,204,353
Other assets..........................................................      244,295       246,889
                                                                       ------------  ------------
       Total assets................................................... $180,475,479  $180,752,471
                                                                       ============  ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................... $    434,481  $    185,733
   Accrued expenses...................................................      347,096       435,598
   Accrued compensation...............................................      340,328       507,250
   Deferred revenue...................................................    1,337,839     1,035,302
   Customer advances..................................................       43,889       156,549
   Taxes payable......................................................           --       125,000
                                                                       ------------  ------------
       Total current liabilities......................................    2,503,633     2,445,432
                                                                       ------------  ------------

Commitments and contingencies (Note 7)

Stockholders' equity (Note 5):
   Preferred stock, undesignated, $.01 par value per share; 5,000,000
     shares authorized, no shares issued or outstanding...............           --            --
   Common stock, $.01 par value; 100,000,000 shares authorized;
     33,169,941 and 33,088,043 shares issued and
     outstanding, respectively........................................      331,699       330,880
   Additional paid-in capital.........................................  242,060,759   242,092,743
   Unearned compensation..............................................   (1,888,988)   (2,374,361)
   Accumulated other comprehensive gain...............................      934,487       289,000
   Deficit accumulated during the development stage...................  (63,466,111)  (62,031,223)
                                                                       ------------  ------------
       Total stockholders' equity.....................................  177,971,846   178,307,039
                                                                       ------------  ------------
       Total liabilities and stockholders' equity..................... $180,475,479  $180,752,471
                                                                       ============  ============

   The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                  For the period
                                                                                                       from
                                                                                                    inception
                                                                                                   (August 16,
                                          Three Months Ended June 30,  Six Months Ended June 30,  1996) through
                                          ---------------------------  -------------------------     June 30,
                                              2001          2000          2001          2000           2001
                                          ------------  -------------  -----------  ------------  --------------
Contract revenue.........................  $   219,818   $    131,137  $   406,952  $    187,131   $  1,984,717
Product revenue..........................      335,426             --      387,226            --        443,176
                                          ------------  -------------  -----------  ------------   ------------
       Total revenues....................      555,244        131,137      794,178       187,131      2,427,893
Costs and expenses:
   Costs of contract revenue.............      224,100         61,333      429,471        88,098      1,557,877
   Costs of production...................      571,508             --      814,928       115,936      1,216,620
   Research and development..............    1,442,209        634,488    2,479,147     1,186,466     10,226,003
   General and administrative............    1,799,736        826,835    3,395,976     1,432,291     11,467,289
                                          ------------  -------------  -----------  ------------   ------------
       Total costs and expenses..........    4,037,553      1,522,656    7,119,522     2,822,791     24,467,789
                                          ------------  -------------  -----------  ------------   ------------
Loss from operations.....................   (3,482,309)    (1,391,519)  (6,325,344)   (2,635,660)   (22,039,896)
Interest income..........................    2,311,468        647,271    4,890,456       681,856      9,248,939
                                          ------------  -------------  -----------  ------------   ------------
Net loss.................................   (1,170,841)      (744,248)  (1,434,888)   (1,953,804)   (12,790,957)
Deemed preferred dividends and
  accretion..............................           --    (51,170,154)          --   (51,430,154)   (54,191,154)
                                          ------------  -------------  -----------  ------------   ------------
Net loss attributable to common
  stockholders...........................  $(1,170,841)  $(51,914,402) $(1,434,888) $(53,383,958)  $(66,982,111)
                                          ============  =============  ===========  ============   ============
Basic and diluted net loss per
  share attributable to common
  stockholders...........................  $     (0.04)  $     (27.25) $     (0.04) $     (28.07)  $      (9.98)
                                          ============  =============  ===========  ============   ============
Shares used in computing basic and
  diluted net loss per share attributable
  to common stockholders.................   33,134,717      1,904,793   33,118,300     1,902,396      6,714,949
                                          ============  =============  ===========  ============   ============

   The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                  Deficit
                                                                                   Accumulated  Accumulated       Total
                                      Common Stock      Additional                    Other     During the    Stockholders'
                                   -------------------   Paid-In       Unearned   Comprehensive Development      Equity
                                     Shares    Amount    Capital     Compensation    Income        Stage        (Deficit)
                                   ---------- -------- ------------  ------------ ------------- ------------  -------------
Initial capitalization............  1,900,000 $ 19,000 $         --  $        --    $     --    $        ---  $     19,000
Net loss..........................                                                                  (225,466)     (225,466)
                                   ---------- -------- ------------  -----------    --------    ------------  ------------
Balance at December 31, 1996......  1,900,000   19,000           --           --          --        (225,466)     (206,466)
Accretion.........................         --       --           --           --          --        (160,000)     (160,000)
Net loss..........................         --       --           --           --          --      (1,669,763)   (1,669,763)
                                   ---------- -------- ------------  -----------    --------    ------------  ------------
Balance at December 31, 1997......  1,900,000   19,000           --           --          --      (2,055,229)   (2,036,229)
Accretion.........................         --       --           --           --          --        (441,000)     (441,000)
Net loss..........................         --       --           --           --          --      (2,681,405)   (2,681,405)
                                   ---------- -------- ------------  -----------    --------    ------------  ------------
Balance at December 31, 1998......  1,900,000   19,000           --           --          --      (5,177,634)   (5,158,634)
Unearned compensation related to
 stock option grants..............         --       --    1,099,281   (1,099,281)         --              --            --
Amortization of unearned
 compensation.....................         --       --           --      290,460          --              --       290,460
Accretion.........................         --       --     (899,000)          --          --              --      (899,000)
Net loss..........................         --       --           --           --          --      (3,289,710)   (3,289,710)
                                   ---------- -------- ------------  -----------    --------    ------------  ------------
Balance at December 31, 1999......  1,900,000   19,000      200,281     (808,821)         --      (8,467,344)   (9,056,884)
Issuance of common stock..........  8,051,950   80,519  125,768,765           --          --              --   125,849,284
Conversion of preferred stock into
 common stock..................... 22,659,093  226,591   65,862,596           --          --              --    66,089,187
Issuance of common stock upon
 exercise of warrants.............    424,689    4,247      586,111           --          --              --       590,358
Issuance of common stock upon
 exercises of stock options.......     52,311      523        8,483           --          --              --         9,006
Unearned compensation related to
 stock option grants..............         --       --    2,161,427   (2,161,427)         --              --            --
Amortization of unearned
 compensation.....................         --       --           --      595,887          --              --       595,887
Deemed preferred dividends and
 accretion........................         --       --   47,457,155           --          --     (50,074,154)   (2,616,999)
Issuance of stock option awards...         --       --       47,925           --          --              --        47,925
Change in unrealized gain on
 marketable securities (Note 2)...         --       --           --           --     289,000              --       289,000
Net loss..........................         --       --           --           --          --      (3,489,725)   (3,489,725)
                                   ---------- -------- ------------  -----------    --------    ------------  ------------
Balance at December 31, 2000...... 33,088,043 $330,880 $242,092,743  $(2,374,361)   $289,000    $(62,031,223) $178,307,039
Issuance of common stock
 (unaudited)......................      5,976       60       37,150           --          --              --        37,210
Issuance of common stock upon
 exercises of stock options
 (unaudited)......................     75,922      759       16,372           --          --              --        17,131
Unearned compensation
 (unaudited)......................         --       --      (85,506)      85,506          --              --            --
Amortization of unearned
 compensation (unaudited).........         --       --           --      399,867          --              --       399,867
Change in unrealized gain on
 marketable securities
 (unaudited) (Note 2 )............         --       --           --           --     645,487              --       645,487
Net loss (unaudited)..............         --       --           --           --          --      (1,434,888)   (1,434,888)
                                   ---------- -------- ------------  -----------    --------    ------------  ------------
Balance at June 30, 2001.......... 33,169,941 $331,699 $242,060,759  $(1,888,988)   $934,487    $(63,466,111) $177,971,846
                                   ========== ======== ============  ===========    ========    ============  ============

   The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Six Months Ended June 30,     Period from
                                                                ---------------------------      inception
                                                                                            (August 16, 1996)
                                                                                            through June 30,
                                                                    2001           2000            2001
                                                                -------------  ------------  -----------------
Cash flows from operating activities:
 Net loss...................................................... $  (1,434,888) $ (1,953,804)   $ (12,790,957)
 Adjustments to reconcile net loss to net cash used in
   operations:
   Depreciation and amortization...............................       212,579       101,419          955,812
   Amortization (accretion) of premiums (discounts) on
     securities................................................       100,978            --         (150,022)
   Non-cash stock-based expense................................       399,867       369,780        1,656,251
   Changes in operating assets and liabilities:
     Inventories and deferred costs............................      (729,251)     (435,452)      (2,378,925)
     Other current assets......................................        25,822      (736,651)      (2,876,604)
     Other assets..............................................         2,594            --         (244,295)
     Accounts payable and accrued expenses.....................      (131,676)       16,944        1,173,607
     Deferred revenue and contract advances....................       189,877       325,891        1,381,728
                                                                -------------  ------------    -------------
       Net cash used in operating activities...................    (1,364,098)   (2,311,873)     (13,273,405)
                                                                -------------  ------------    -------------
Cash flows from investing activities:
 Purchases of fixed assets.....................................      (962,978)     (335,555)      (2,800,364)
 Purchases of marketable securities............................  (124,570,625)  (50,590,806)    (311,180,648)
 Proceeds from maturities of marketable securities.............   145,077,298     4,100,462      158,838,319
                                                                -------------  ------------    -------------
       Net cash provided by (used in) investing activities.....    19,543,695   (46,825,899)    (155,142,693)
                                                                -------------  ------------    -------------
Cash flows from financing activities
 Proceeds from sale of common stock, net.......................        37,210            --      125,905,494
 Proceeds from exercise of stock options.......................        17,131         1,933           26,137
 Proceeds from exercise of warrants............................            --            --          590,358
 Proceeds from issuance of notes payable and
 warrants......................................................            --            --        2,000,000
 Proceeds from issuance of manditorily redeemable
   convertible preferred stock and warrants....................            --    50,038,159       59,488,174
                                                                -------------  ------------    -------------
       Net cash provided by financing activities...............        54,341    50,040,092      188,010,163
                                                                -------------  ------------    -------------
Net increase in cash...........................................    18,233,938       902,320       19,594,065
Cash and cash equivalents at beginning of period...............     1,360,127       580,709               --
                                                                -------------  ------------    -------------
Cash and cash equivalents at end of period..................... $  19,594,065  $  1,483,029    $  19,594,065
                                                                =============  ============    =============

   The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.

              NOTES TO (UNAUDITED) CONDENSED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

   Proton Energy Systems, Inc. (the "Company") was incorporated in Delaware on August 16, 1996 to design, develop and manufacture proton exchange membrane ("PEM") electrochemical products. The Company employs PEM electrochemical products in hydrogen generation and power generating and storage devices for use in a variety of commercial applications. The Company manufactures products for the domestic and international industrial gas market and operates in a single segment. The Company is considered a development stage company, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," because its principal operations have not yet commenced.

2. BASIS OF PRESENTATION

   The financial information as of June 30, 2001, for the three-month and six-month periods ended June 30, 2001 and 2000, and for the period from inception (August 16, 1996) through June 30, 2001 is unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed on March 30, 2001.

  Marketable Securities

   The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of June 30, 2001, the Company's investment portfolio consisted of U.S. government and agency securities held by two major banking institutions. As of June 30, 2001, the maturities of marketable securities are as follows:

              Less than one year..................... $ 81,048,425
              One to five years......................   72,378,413
                                                      ------------
                                                      $153,426,838
                                                      ============

   Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders' equity. The unrealized gain from marketable securities was $934,487 and $289,000 at June 30, 2001 and December 31, 2000, respectively.

                          PROTON ENERGY SYSTEMS, INC.

  Comprehensive Income (Loss)

   Comprehensive income (loss) is defined as investments by owners and distributions to owners. The following table sets forth the components of comprehensive income:

                                                  June 30,
                                          ------------------------
                                             2001         2000
                                          -----------  -----------
                                          (unaudited)  (unaudited)
            Net loss..................... $(1,434,888) $(1,953,804)
            Unrealized gains on
              marketable securities...... $   645,487           --
                                          -----------  -----------
            Total comprehensive loss..... $  (789,401) $(1,953,804)
                                          ===========  ===========

  Reclassifications

   Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

3. INVENTORIES

   Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

                                            June 30,   December 31,
                                              2001         2001
                                           ----------- ------------
                                           (unaudited)
             Raw materials................ $  651,064   $  545,583
             Work in process..............    470,676      133,315
             Finished goods...............  1,257,185      970,776
                                           ----------   ----------
                                           $2,378,925   $1,649,674
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

                          PROTON ENERGY SYSTEMS, INC.

   In October 2000, the Company completed an initial public offering. Upon closing the initial public offering, the outstanding shares of Series C Preferred Stock and all other outstanding Preferred Stock automatically converted into shares of Common Stock on a one-for-one basis.

6. STOCK OPTION GRANTS

   During 1999 and 2000, the Company issued common stock options at less than the fair value of its common stock. The compensation expense for such options is amortized over the vesting periods of the related options. Accordingly, the Company recorded stock-based compensation expense of $186,633 and $116,935 for the three-month periods ended June 30, 2001 and June 30, 2000, respectively, and $377,246 and $202,744 for the six-month periods ended June 30, 2001 and June 30, 2000, respectively.

7. COMMITMENTS AND CONTINGENCIES

   In November 1999, the Company entered into an agreement with a distributor to develop, market and distribute hydrogen generators to be used solely in laboratory applications. This agreement grants the distributor worldwide exclusivity to the commercial sale of this product during the fifteen-year term of the contract as long as the distributor meets minimum purchases, as defined in the agreement. The Company retains the right to modify the contract once annually by providing six months notice. In the six-month period ended June 30, 2001, the Company recorded a loss of $231,000 under this contract. Any future loss recognition is contingent on the distributor placing additional orders and the Company's cost per unit exceeding the related sale price per unit.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000. This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations and contain projections of our future results of operation or of our financial position or state other forward-looking information. However, there may be events in the future that we are unable to predict accurately or control. The factors in the section captioned "Certain Factors That May Affect Future Results," contained in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000, and below in this Form 10-Q under the "Legal Proceedings" caption, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

   We began delivering late-stage development models of our hydrogen generators to customers in 1999; revenue on such transactions has generally been deferred. Currently, recognition of product revenue is deferred until the expiration of the product warranty period. In the future, product revenue will be recognized at the earlier of warranty expiration or when estimates of warranty obligations can be made. As of June 30, 2001, we have deferred revenue of approximately $1.3 million related to the units we have delivered. In the future, we expect to derive the majority of our revenue from the sale of the hydrogen generator and regenerative fuel cell systems products we may develop.

   We derive contract revenue from customer-sponsored research and development contracts related to our PEM technology. For those contracts that do not require us to meet specific obligations, we recognize contract revenue utilizing the percentage-of-completion method, which is based on the relationship of costs incurred to total estimated contract costs. For those research and development contracts that require us to meet specified obligations, including delivery and acceptance obligations, amounts advanced to us pursuant to the contracts are recognized as contract liabilities until such obligations are met. Once the obligations are met, the amounts are recognized as contract revenue. From inception through June 30, 2001, we have recognized approximately $2.0 million in contract revenue from research and development funding under arrangements with both government and private sources. Under these contracts, we have delivered HOGEN(R) hydrogen generators and demonstration regenerative fuel cell systems. We currently have ongoing research and development projects with both NASA and the United States Department of Energy, or DOE. Our current NASA contract extends to October 2001 and provides for total payments to us of approximately $600,000, of which we had recognized approximately $482,000 in revenue through June 30, 2001. The DOE contract extends to September 2002 and provides for payments to us of approximately $1.3 million, of which we have recognized approximately $591,000 in revenue through June 30, 2001.

   During the second quarter of 2001, we entered into a contract with STM Power to develop and deliver specialized hydrogen generators. The contracts calls for total payments to us of approximately $395,000 of which

$44,000 has been received and is recorded in customer advances at June 30, 2001. Through June 30, 2001, no revenue has been recognized under this contract.

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

   Our costs of production reflect costs incurred in the manufacture of our products and costs incurred for warranty obligations on our products. These costs consist primarily of product materials, fees paid to outside suppliers for subcontracted components and services, salaries and benefits for our manufacturing personnel, facility-related costs, operating supplies and other costs associated with our manufacturing activities. Through June 30, 2001, amounts reported as costs of production include costs incurred in excess of the corresponding sales price on deferred units, costs incurred to service units in the field and costs recognized on units upon the expiration of product warranties.

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

   We have generated cumulative losses since our inception, and as of June 30, 2001 our accumulated deficit was $63.5 million, of which $50.7 million is attributable to deemed preferred dividends and accretion and $12.8 million is attributable to net losses since inception. We expect to continue to make significant investments in new product design and development for the foreseeable future. We expect to incur operating losses in 2001 and for the next several years and cannot predict when we will become profitable, if ever.

Results of Operations

  Comparison of the Three Months Ended June 30, 2001 and June 30, 2000

   Contract revenue. Contract revenue increased from $131,000 for the three months ended June 30, 2000 to $220,000 for the comparable period in 2001. This increase was due to research and development activity related to Proton's HOGEN(R) hydrogen generator under the DOE contract. In the future, we expect contract revenue from government-sponsored research and development contracts to decrease as a percentage of total revenues as we begin to recognize increasing levels of revenue from product sales.

   Product revenue. Product revenue increased from $0 in the second quarter of 2000 to $335,000 for the second quarter of 2001. The amount in 2001 relates to previously deferred revenue on products for which warranties have expired and from product rentals.

   Costs of contract revenue. Costs of contract revenue increased from $61,000 for the second quarter of 2000 to $224,000 for the second quarter of 2001. The amount in 2000 reflects costs incurred on our DOE and

NASA contracts. The amount in 2001 reflects costs incurred under the DOE contract. The increase in 2001 is due to increased activity on our cost-sharing DOE contract coupled with lower average reimbursed billing rates.

   Costs of production. Costs of production increased from $0 for the second quarter of 2000 to $572,000 for the second quarter of 2001. The amount in 2001 reflects costs associated with manufacturing and delivering our hydrogen generators which is in excess of the corresponding sales price as well as warranty costs on units in the field. In addition, cost of production also includes approximately $307,000 of cost recognized concurrent with the recognition of revenue upon warranty expiration. In the second quarter of 2001, costs incurred in excess of our contracted sales price with Matheson Tri-Gas, Inc. approximated $119,000. To date, under our initial order, we have recognized costs in excess of our contracted sales price with Matheson Tri-Gas, Inc. in the amount of $353,000. We expect to continue to incur costs in excess of our sales price under our contract with Matheson Tri-Gas, Inc. as we refine our production process.

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

   Research and development expenses. Research and development expenses increased from $634,000 for the second quarter of 2000 to $1.4 million for the second quarter of 2001. The increase was due to an increase in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to increased salaries and benefits for our growing research and development staff and materials to support our research and development projects. We expect our research and development expenses to continue to increase in the future.

   General and administrative expenses. General and administrative expenses increased from $827,000 for the second quarter of 2000 to $1.8 million for the second quarter of 2001. This change reflects an increase in salaries and benefits of $407,000, as a result of an increase in employees, an increase in accounting and legal expenses of $161,000, an increase of $171,000 in investor relation and annual report related expenses, and an increase of $75,000 for state minimum capital-based taxes.

   Interest income, net. Interest income increased from $647,000 for the second quarter of 2000 to $2.3 million for the second quarter of 2001. The increase resulted from increased cash and marketable securities as a result of investing the proceeds from the issuance of our series C convertible preferred stock and initial public offering.

  Comparison of the Six Months Ended June 30, 2001 and June 30, 2000

   Contract revenue. Contract revenue increased from $187,000 for the six months ended June 30, 2000 to $407,000 for the comparable period in 2001. This increase was due to research and development activity related to Proton's HOGEN(R) hydrogen generator under the DOE contract. In the future, we expect contract revenue from government-sponsored research and development contracts to decrease as a percentage of total revenues as we begin to recognize increasing levels of revenue from product sales.

   Product revenue. Product revenue increased from $0 in the six months of 2000 to $387,000 for the comparable period of 2001. The amount in 2001 relates to previously deferred revenue on products for which warranties have expired and from product rentals.

   Costs of contract revenue. Costs of contract revenue increased from $88,000 for the first six months of 2000 to $429,000 for the comparable period of 2001. The amount in 2000 reflects costs incurred on our DOE and NASA contracts. The amount in 2001 reflects costs incurred under the DOE contract. The increase in 2001 is due to increased activity on our cost-sharing DOE contract coupled with lower average reimbursed billing rates.

   Costs of production. Costs of production increased from $116,000 for the first six months of 2000 to $815,000 for the comparable period of 2001. The amounts in 2000 and 2001 reflect costs associated with manufacturing and delivering our hydrogen generators which is in excess of the corresponding sales price as well as warranty costs on units in the field. In addition, cost of production includes cost recognized concurrent with the recognition of revenue upon warranty expiration.

   Research and development expenses. Research and development expenses increased from $1.2 million for the first six months of 2000 to $2.5 million for the comparable period of 2001. The increase was due to an increase in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to increased salaries and benefits for our growing research and development staff and materials to support our research and development projects. We expect our research and development expenses to continue to increase in the future.

   General and administrative expenses. General and administrative expenses increased from $1.4 million for the first six months of 2000 to $3.4 million for the comparable period of 2001. This change reflects an increase in salaries and benefits of $814,000, as a result of an increase in employees, an increase in accounting and legal expenses of $227,000, an increase of $276,000 in investor relation and annual report related expenses, and an increase of $150,000 for state minimum capital-based taxes.

   Interest income, net. Interest income increased from $682,000 for the first six months of 2000 to $4.9 million for the comparable period of 2001. The increase resulted from increased cash and marketable securities as a result of investing the proceeds from the issuance of our series C convertible preferred stock and initial public offering.

Liquidity and Capital Resources

   Since our inception in August 1996 through June 2001, we have financed our operations through the series A, A-1, B, B-1 and C convertible preferred stock issuances and our initial public offering that raised approximately $187.4 million. As of June 30, 2001, we had $173.0 million in cash, cash equivalents and marketable securities.

   Cash used in operating activities was $1.4 million for the six months ended June 30, 2001 and was primarily attributable to our net loss and increases in inventory and deferred cost as well as decreases in accrued expenses, offset by increases in deferred revenue. Cash used in operating activities was $2.3 million for the comparable 2000 period and was primarily attributable to our net loss and increases in inventory and other current assets, offset by increases in deferred revenue.

   Cash provided by investing activities was $19.6 million for the six months ended June 30, 2001 and was primarily attributable to proceeds from the maturity of marketable securities offset by purchases of marketable securities. Cash used in investing activities was $46.8 million for the six months ended June 30, 2000 and was primarily attributable to purchases of marketable securities.

   Cash provided by financing activities was $50.0 million for the six months ended June 30, 2000 resulting from the issuance of Series C Convertible Preferred Stock.

   We anticipate that our cash and marketable securities on hand as of June 30, 2001 will be adequate to fund our operations, working capital and capital expenditure requirements for at least the next 12 months. We have entered into an agreement to purchase approximately 44 acres of land in Wallingford, CT to build our new manufacturing facility. We currently anticipate relocating to our planned manufacturing facility in the next 12 months. We would expect to spend approximately $12 -$15 million over the next 12 to 15 months in connection with this facility. We also expect over the next 12 months to continue to fund the production and further development of our hydrogen generators and to continue our research and development activities on our regenerative fuel cell systems. We cannot assure you that we will not require additional financing to fund our operations or that, if required, any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available, we may be required to delay, reduce or eliminate some of our research and development or manufacturing programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.

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

                                   PART II.

                               OTHER INFORMATION

ITEM 1. Legal Proceedings

   Between July 3, 2001 and July 13, 2001, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York against us and several of our officers and directors as well as against the underwriters who handled our September 28, 2000 initial public offering ("IPO") of common stock. Although we have not been served with all of the complaints, the complaints were filed allegedly on behalf of persons who purchased the Company's common stock from September 28, 2000 through and including December 6, 2000. The complaints are similar, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by the Company's underwriters in connection with our IPO.

   Although neither we nor the individual defendants have filed answers in any of these matters, we believe that the individual defendants and we have meritorious defenses to the claims made in the complaints and intend to contest the lawsuits vigorously. However, there can be no assurance that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in marketplace.

ITEM 2. Changes in Securities and Use of Proceeds

   On October 4, 2000, we closed an initial public offering of our common stock. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was September 28, 2000, and the Commission file number assigned to the registration statement is 333-39748. After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our planned manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of June 30, 2001, approximately $3.3 million of the net proceeds of the offering had been used to fund operations. The remaining net proceeds are invested in U.S. government securities and agencies. None of the proceeds were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

ITEM 3. Default upon Senior Securities

   Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders


   At the Company's Annual Meeting of Stockholders ("Annual Meeting") held on June 12, 2001, the Company's Stockholders approved the following:

   (1) To elect the following directors as Class I Directors, each to serve until the Company's 2004 annual meeting of stockholders and until his successor is duly elected and qualified:

                                                                Against/  Broker
Nominee                                       For     Withheld  Abstain  NonVotes
-------                                    ---------- --------- -------- --------
Gerald B. Ostroski........................ 27,501,782   449,188      --     --
Philip R. Sharp........................... 27,501,782   449,188      --     --
(2) To approve the continuance
    of the 2000 Stock Incentive Plan...... 25,940,619 1,983,963  26,388     --
(3) To ratify the selection of the
    Board of Directors of
    PricewaterhouseCoopers LLP as the
    Company's independent auditors for
    the current fiscal year............... 27,934,105     7,985   8,880     --

ITEM 5. Other Information

   Not Applicable.

ITEM 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

       None.

   (b) Reports on Form 8-K

       None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROTON ENERGY SYSTEMS, INC.
                                          (Registrant)

                                          By:
                                             /S/ WALTER W. SCHROEDER

                                             -----------------------------------
                                             Walter W. Schroeder
                                             President and Chief Executive
                                             Officer

                                          By:
                                             /S/ JOHN A. GLIDDEN

                                             -----------------------------------
                                             John A. Glidden
                                             Vice President of Finance
                                             (Principal Financial and
                                             Accounting Officer)

Date: August 10, 2001