Form 10-Q
period 2001-09-30
PROTON ENERGY SYSTEMS INC
filed 2001-11-13
CIK 1114617

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

   For the quarterly period ended September 30, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of common stock outstanding as of November 12, 2001 was 33,219,576 with a par value of $.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PROTON ENERGY SYSTEMS, INC.

                              INDEX to FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                                                     Page
                                                                                                     -----

Item 1 --Financial Statements

         Condensed Consolidated Balance Sheets--September 30, 2001 (unaudited)
         and December 31, 2000...................................................................... 3

         Condensed Consolidated Statements of Operations--Three Month and Nine Month Periods
         ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited) and Cumulative
         Amounts from Inception through September 30, 2001 (unaudited).............................. 4

         Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) from
         Inception through September 30, 2001 (unaudited)........................................... 5

         Condensed Consolidated Statements of Cash Flows--Nine-Month Periods ended September 30,
         2001 (unaudited) and September 30, 2000 (unaudited) and Cumulative Amounts from Inception through September 30, 2001 (unaudited)..................................................... 6

         Notes to Condensed Consolidated Financial Statements....................................... 7-10

Item 2 --Management's Discussion and Analysis of Financial Condition and Results of Operations...... 10-14

Item 3 --Quantitative and Qualitative Disclosures about Market Risk................................. 14

                                       PART II. OTHER INFORMATION

Item 1 --Legal Proceedings.......................................................................... 15

Item 2 --Changes in Securities and Use of Proceeds.................................................. 15

Item 3 --Defaults upon Senior Securities............................................................ 15

Item 4 --Submission of Matters to a Vote of Security Holders........................................ 15

Item 5 --Other Information.......................................................................... 16

Item 6 --Exhibits and Reports on Form 8-K........................................................... 16

Signatures.......................................................................................... 17

Exhibit Index....................................................................................... 18

                         Part I--FINANCIAL INFORMATION

                                    ITEM 1.
                             FINANCIAL STATEMENTS

                          PROTON ENERGY SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       September 30, December 31,
                                                                           2001          2000
                                                                       ------------- ------------
                                                                        (Unaudited)
                               ASSETS
Current assets:
   Cash and cash equivalents.......................................... $ 10,207,193  $  1,360,127
   Marketable securities (Note 3).....................................  160,593,088   173,389,002
   Inventories and deferred costs (Note 4)............................    2,901,319     1,649,674
   Other current assets...............................................    2,795,614     2,902,426
                                                                       ------------  ------------
       Total current assets...........................................  176,497,214   179,301,229
                                                                       ------------  ------------
Fixed assets, net (Note 5)............................................    4,445,515     1,204,353
Other assets..........................................................       98,591       246,889
                                                                       ------------  ------------
       Total assets................................................... $181,041,320  $180,752,471
                                                                       ============  ============
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................... $    292,077  $    185,733
   Accrued expenses...................................................      360,314       435,598
   Accrued compensation...............................................      506,867       507,250
   Deferred revenue...................................................    1,361,859     1,035,302
   Customer advances..................................................      175,556       156,549
   Taxes payable......................................................        4,017       125,000
                                                                       ------------  ------------
       Total current liabilities......................................    2,700,690     2,445,432
                                                                       ------------  ------------
Commitments and contingencies (Note 9)
Stockholders' equity (Note 7):
   Preferred stock, undesignated, $.01 par value per share; 5,000,000
     shares authorized, no shares issued or outstanding...............           --            --
   Common stock, $.01 par value; 100,000,000 shares authorized;
     33,208,576 and 33,088,043 shares issued and outstanding,
     respectively.....................................................      332,086       330,880
   Additional paid-in capital.........................................  241,956,386   242,092,743
   Unearned compensation..............................................   (1,618,257)   (2,374,361)
   Accumulated other comprehensive gain (Note 3)......................    2,703,421       289,000
   Deficit accumulated during the development stage...................  (65,033,006)  (62,031,223)
                                                                       ------------  ------------
       Total stockholders' equity.....................................  178,340,630   178,307,039
                                                                       ------------  ------------
       Total liabilities and stockholders' equity..................... $181,041,320  $180,752,471
                                                                       ============  ============

   The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                                                           For the period
                                                                                           from inception
                                        Three Months Ended          Nine Months Ended       (August 16,
                                           September 30,              September 30,        1996) through
                                     ------------------------  --------------------------  September 30,
                                        2001         2000          2001          2000           2001
                                     -----------  -----------  ------------  ------------  --------------
Contract revenue.................... $   303,496  $   350,125  $    710,448  $    537,256   $  2,288,213
Product revenue.....................      60,157           --       447,384            --        503,334
                                     -----------  -----------  ------------  ------------   ------------
       Total revenues...............     363,653      350,125     1,157,832       537,256      2,791,547
Costs and expenses:
   Costs of contract revenue........     260,345      236,502       689,816       324,600      1,818,222
   Costs of production..............     321,612       14,917     1,136,540       130,853      1,538,232
   Research and development.........   1,810,437      891,229     4,289,584     2,077,692     12,036,440
   General and administrative.......   1,768,808      949,477     5,164,784     2,381,771     13,236,097
                                     -----------  -----------  ------------  ------------   ------------
       Total costs and expenses.....   4,161,202    2,092,125    11,280,724     4,914,916     28,628,991
                                     -----------  -----------  ------------  ------------   ------------
Loss from operations................  (3,797,549)  (1,742,000)  (10,122,892)   (4,377,660)   (25,837,444)
Interest income.....................   2,117,184      727,726     7,007,639     1,409,582     11,366,122
Gain on sale of marketable
  securities (Note 3)...............     113,470           --       113,470            --        113,470
                                     -----------  -----------  ------------  ------------   ------------
Net loss............................  (1,566,895)  (1,014,274)   (3,001,783)   (2,968,078)   (14,357,852)
Deemed preferred dividends and
  accretion.........................          --   (1,261,000)           --   (52,691,154)   (54,191,154)
                                     -----------  -----------  ------------  ------------   ------------
Net loss attributable to common
  stockholders...................... $(1,566,895) $(2,275,274) $ (3,001,783) $(55,659,232)  $(68,549,006)
                                     ===========  ===========  ============  ============   ============
Basic and diluted net loss per share
  attributable to common
  stockholders...................... $     (0.05) $     (1.18) $      (0.09) $     (29.16)  $      (8.53)
                                     ===========  ===========  ============  ============   ============
Shares used in computing basic and
  diluted net loss per share
  attributable to common
  stockholders......................  33,186,840    1,920,772    33,141,397     1,908,566      8,037,106
                                     ===========  ===========  ============  ============   ============

   The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                   Deficit
                                                                                    Accumulated  Accumulated       Total
                                       Common Stock      Additional                    Other     During the    Stockholders'
                                    -------------------   Paid-In       Unearned   Comprehensive Development      Equity
                                      Shares    Amount    Capital     Compensation    Income        Stage        (Deficit)
                                    ---------- -------- ------------  ------------ ------------- ------------  -------------
Initial capitalization.............  1,900,000 $ 19,000 $         --  $        --   $       --   $         --  $     19,000
Net loss...........................                                                                  (225,466)     (225,466)
                                    ---------- -------- ------------  -----------   ----------   ------------  ------------
Balance at December 31, 1996.......  1,900,000   19,000           --           --           --       (225,466)     (206,466)
Accretion..........................         --       --           --           --           --       (160,000)     (160,000)
Net loss...........................         --       --           --           --           --     (1,669,763)   (1,669,763)
                                    ---------- -------- ------------  -----------   ----------   ------------  ------------
Balance at December 31, 1997.......  1,900,000   19,000           --           --           --     (2,055,229)   (2,036,229)
Accretion..........................         --       --           --           --           --       (441,000)     (441,000)
Net loss...........................         --       --           --           --           --     (2,681,405)   (2,681,405)
                                    ---------- -------- ------------  -----------   ----------   ------------  ------------
Balance at December 31, 1998.......  1,900,000   19,000           --           --           --     (5,177,634)   (5,158,634)
Unearned compensation related to
 stock option grants...............         --       --    1,099,281   (1,099,281)          --             --            --
Amortization of unearned
 compensation......................         --       --           --      290,460           --             --       290,460
Accretion..........................         --       --     (899,000)          --           --             --      (899,000)
Net loss...........................         --       --           --           --           --     (3,289,710)   (3,289,710)
                                    ---------- -------- ------------  -----------   ----------   ------------  ------------
Balance at December 31, 1999.......  1,900,000   19,000      200,281     (808,821)          --     (8,467,344)   (9,056,884)
Issuance of common stock...........  8,051,950   80,519  125,768,765           --           --             --   125,849,284
Conversion of preferred stock
 into common stock................. 22,659,093  226,591   65,862,596           --           --             --    66,089,187
Issuance of common stock
 upon exercise of warrants.........    424,689    4,247      586,111           --           --             --       590,358
Issuance of common stock
 upon exercises of stock options...     52,311      523        8,483           --           --             --         9,006
Unearned compensation related to
 stock option grants...............         --       --    2,161,427   (2,161,427)          --             --            --
Amortization of unearned
 compensation......................         --       --           --      595,887           --             --       595,887
Deemed preferred dividends and
 accretion.........................         --       --   47,457,155           --           --    (50,074,154)   (2,616,999)
Issuance of stock option awards....         --       --       47,925           --           --             --        47,925
Change in unrealized gain on
 marketable securities (Note 3)....         --       --           --           --      289,000             --       289,000
Net loss...........................         --       --           --           --           --     (3,489,725)   (3,489,725)
                                    ---------- -------- ------------  -----------   ----------   ------------  ------------
Balance at December 31, 2000....... 33,088,043  330,880  242,092,743   (2,374,361)     289,000    (62,031,223)  178,307,039
Issuance of common stock
 (unaudited).......................      9,609       96       51,659           --           --             --        51,755
Issuance of common stock upon
 exercises of stock options
 (unaudited).......................    110,924    1,110       21,168           --           --             --        22,278
Unearned compensation (unaudited)..         --       --     (209,184)     209,184           --             --            --
Amortization of unearned
 compensation (unaudited)..........         --       --           --      546,920           --             --       546,920
Change in unrealized gain on
 marketable securities (unaudited)
 (Note 3)..........................         --       --           --           --    2,414,421             --     2,414,421
Net loss (unaudited)...............         --       --           --           --           --     (3,001,783)   (3,001,783)
                                    ---------- -------- ------------  -----------   ----------   ------------  ------------
Balance at September 30, 2001...... 33,208,576 $332,086 $241,956,386  $(1,618,257)  $2,703,421   $(65,033,006) $178,340,630
                                    ========== ======== ============  ===========   ==========   ============  ============

   The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                               Period
                                                                                                from
                                                                                              inception
                                                                                             (August 16,
                                                            Nine Months Ended September 30, 1996) through
                                                            ------------------------------  September 30,
                                                                 2001             2000          2001
                                                             -------------    ------------  -------------
Cash flows from operating activities:
 Net loss.................................................. $  (3,001,783)    $ (2,968,078) $ (14,357,852)
 Adjustments to reconcile net loss to net cash used in
   operations:
   Depreciation and amortization...........................       360,422          210,907      1,103,655
   Amortization of premiums on securities..................       360,206               --        109,206
   Non-cash stock-based expense............................       546,920          553,650      1,803,304
   Changes in operating assets and liabilities:
       Inventories and deferred costs......................    (1,251,645)        (711,964)    (2,901,319)
       Other current assets................................       106,812         (800,167)    (2,795,614)
       Other assets........................................       148,298               --        (98,591)
       Accounts payable and accrued expenses...............       (90,306)         277,803      1,214,977
       Deferred revenue and contract advances..............       345,564          491,401      1,537,415
                                                             -------------    ------------  -------------
          Net cash used in operating activities............    (2,475,512)      (2,946,448)   (14,384,819)
                                                             -------------    ------------  -------------
Cash flows from investing activities:
   Purchases of fixed assets...............................    (3,601,584)        (475,993)    (5,438,970)
   Purchases of marketable securities......................  (161,277,419)     (51,048,812)  (347,887,442)
   Proceeds from maturities and sales of marketable
     securities............................................   176,127,548        5,686,630    189,888,569
                                                             -------------    ------------  -------------
          Net cash provided by (used in) investing
            activities.....................................    11,248,545      (45,838,175)  (163,437,843)
                                                             -------------    ------------  -------------
Cash flows from financing activities:
   Proceeds from sale of common stock, net.................        51,755               --    126,290,765
   Proceeds from exercise of stock options.................        22,278            8,406         31,284
   Proceeds from exercise of warrants......................            --               --        590,358
   Proceeds from issuance of notes payable and warrants....            --               --      2,000,000
   Proceeds from issuance of mandatorily redeemable
     convertible preferred stock and warrants..............            --       50,038,159     59,488,174
       Payment of initial public offering costs............            --         (370,726)      (370,726)
                                                             -------------    ------------  -------------
          Net cash provided by financing activities........        74,033       49,675,839    188,029,855
                                                             -------------    ------------  -------------
Net increase in cash.......................................     8,847,066          891,216     10,207,193
Cash and cash equivalents at beginning of period...........     1,360,127          580,709             --
                                                             -------------    ------------  -------------
Cash and cash equivalents at end of period................. $  10,207,193     $  1,471,925  $  10,207,193
                                                             =============    ============  =============

   The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.

       NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. BASIS OF PRESENTATION

   In the third quarter of 2001, the Company established Technology Drive, LLC, a Connecticut limited liability company solely owned by the Company. Technology Drive, LLC holds title to approximately 44 acres of land in Wallingford, Connecticut, where the Company plans to construct its new headquarters and production facility. The condensed consolidated financial information includes the accounts of the Company and Technology Drive, LLC, after elimination of intercompany transactions.

   The condensed consolidated financial information as of September 30, 2001, for the three-month and nine-month periods ended September 30, 2001 and 2000, and for the period from inception (August 16, 1996) through September 30, 2001 is unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed on March 30, 2001.

  Comprehensive Income (Loss)

   Comprehensive income (loss) is defined as investments by owners and distributions to owners. The following table sets forth the components of comprehensive income:

                                                September 30,
                                          ------------------------
                                             2001         2000
                                          -----------  -----------
                                          (unaudited)  (unaudited)
Net loss................................. $(3,001,783) $(2,968,078)
Unrealized gains on marketable securities   2,414,421           --
                                          -----------  -----------
   Total comprehensive loss.............. $  (587,362) $(2,968,078)
                                          ===========  ===========

  Reclassification

   Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

                          PROTON ENERGY SYSTEMS, INC.

  Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" ("SFAS 141") and SFAS 142, "Goodwill and other Intangible Assets" ("SFAS 142"). SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires these business combinations to be accounted for using the purchase method of accounting. SFAS 142 applies to all goodwill and intangibles acquired in a business combination. Under SFAS 142, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but will be tested for impairment within six months of adoption of the statement, and at least annually thereafter. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. The adoption of these standards in 2002 is not expected to have a material impact on the Company's financial condition or results of operations.

3. MARKETABLE SECURITIES

   The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of September 30, 2001, the Company's investment portfolio consisted of U.S. government and agency securities held by two major banking institutions. The maturities of marketable securities are as follows:

                       September 30, December 31,
                           2001          2000
                       ------------- ------------
                        (unaudited)
Less than one year.... $ 81,726,919  $165,102,600
One to five years.....   78,866,169     8,286,402
                       ------------  ------------
                       $160,593,088  $173,389,002
                       ============  ============


   Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders' equity. Proceeds from the sale of a security in the third quarter of 2001 totaled $15,546,432. The cost was determined using the specific identification method and the resulting realized gain was $113,470. The unrealized gain from marketable securities was $2,703,421 and $289,000 at September 30, 2001 and December 31, 2000,
respectively.

4. INVENTORIES AND DEFERRED COSTS

   Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

                                  September 30, December 31,
                                      2001          2000
                                  ------------- ------------
                                   (unaudited)
Raw materials....................  $  882,075    $  545,583
Work in process..................     695,114       133,315
Finished goods and deferred costs   1,324,130       970,776
                                   ----------    ----------
                                   $2,901,319    $1,649,674
                                   ==========    ==========

                          PROTON ENERGY SYSTEMS, INC.

5. FIXED ASSETS

                                         September 30, December 31,
                                             2001          2000
                                         ------------- ------------
                                          (unaudited)
Machinery and equipment.................  $  873,822    $  805,229
Leasehold improvements..................     373,308       280,705
Office furniture, fixtures and equipment   1,353,309       738,090
Construction in process.................   2,837,754        12,585
                                          ----------    ----------
                                          $5,438,193    $1,836,609
Less: accumulated depreciation..........    (992,678)     (632,256)
                                          ----------    ----------
                                          $4,445,515    $1,204,353
                                          ==========    ==========

   Construction in process is primarily comprised of the land purchased for construction of the new facility and includes costs to prepare the land for construction.

6. LOSS PER SHARE

   Net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding. No effect has been given to the exercise of common stock options, stock warrants, convertible notes and redeemable convertible preferred stock, since the effect would be antidilutive for all reporting periods.

7. CAPITAL STRUCTURE

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

8. STOCK OPTION GRANTS

   During 1999 and 2000, the Company issued common stock options at less than the fair value of its common stock. The compensation expense for such options is amortized over the vesting periods of the related options. Accordingly, the Company recorded stock-based compensation expense of $179,980 and $184,000 for the three-month periods ended September 30, 2001 and September 30, 2000, respectively, and $534,606 and $405,000 for the nine-month periods ended September 30, 2001 and September 30, 2000, respectively.

9. COMMITMENTS AND CONTINGENCIES

   In November 1999, the Company entered into an agreement with a distributor to develop, market and distribute hydrogen generators to be used solely in laboratory applications. This agreement grants the distributor

                          PROTON ENERGY SYSTEMS, INC.

worldwide exclusivity to the commercial sale of this product during the fifteen-year term of the contract as long as the distributor meets minimum purchases, as defined in the agreement. The Company retains the right to modify the contract once annually by providing six months notice. In the nine-month period ended September 30, 2001, the Company recorded a loss of $251,000 under this contract. Any future loss recognition is contingent on the distributor placing additional orders and the Company's cost per unit exceeding the related sale price per unit.

   In 2001, the Company entered into a 10-year agreement with STM Power, Inc. ("STM") for the exclusive supply of high-pressure hydrogen replenishment systems for Stirling Cycle Engines. Under an initial purchase order relating to this agreement, STM has agreed to provide $395,000 for the product development and delivery of prototype hydrogen replenishment systems. At September 30, 2001, $176,000 has been received and is recorded in customer advances.

10. RELATED PARTIES

   In October 2001, the Company loaned $275,000 to Walter W. Schroeder, the President of the Company and a director. The loan is for a term of two years and is payable, with interest at the prime rate (currently 5.5%), in monthly installments of $10,000 each with a final payment of approximately $64,000 at maturity. The loan agreement contains no penalty for early repayment.

   In 2001, the Company entered into a contract with STM to develop and deliver hydrogen generators (see Note 9). Richard A. Aube, a member of the Company's Board of Directors, is also a member of STM's Board of Directors.

11. SUBSEQUENT EVENT

   In October 2001, the Company entered into a cost plus fixed fee contract providing for payments of up to $6.2 million with the Naval Research Laboratory for advanced fuel cell technology development. The contract contains two phases. Phase I, totaling up to $3.2 million, consists of initial technology development. Phase II, totaling up to $3.0 million, consists of prototype fabrication and testing.

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

Overview

   We were founded in 1996 to design, develop and manufacture PEM electrochemical products for commercial applications. Our proprietary PEM technology is incorporated in two families of products: hydrogen generators, of which we are currently manufacturing and delivering late-stage development models to customers, and regenerative fuel cell systems, which we are currently developing. Since our inception, we have funded our operations through private financings that raised approximately $61.6 million, including $50.1 million raised in a private financing in April 2000, and an initial public offering in October 2000 which raised net proceeds of approximately $125.8 million.

                          PROTON ENERGY SYSTEMS, INC.


   We began delivering late-stage development models of our hydrogen generators to customers in 1999; revenue on such transactions has generally been deferred until the expiration of the product warranty period. In the future, product revenue will be recognized at the earlier of warranty expiration or when estimates of warranty obligations can be made. As of September 30, 2001, we have deferred revenue of approximately $1.4 million related to the units we have delivered. In the future, we expect to derive the majority of our revenue from the sale of the hydrogen generator and regenerative fuel cell systems products we may develop.

   We derive contract revenue from customer-sponsored research and development contracts related to our PEM technology. For those contracts that do not require us to meet specific obligations, we recognize contract revenue utilizing the percentage-of-completion method, which is based on the relationship of costs incurred to total estimated contract costs. For those contracts that require us to meet specified obligations, including delivery and acceptance obligations, amounts advanced to us pursuant to the contracts are recognized as contract liabilities until such obligations are met. Once the obligations are met, the amounts are recognized as contract revenue. From inception through September 30, 2001, we have recognized approximately $2.3 million in contract revenue from research and development funding under arrangements with both government and private sources. Under these contracts, we have delivered HOGEN(R) hydrogen generators and demonstration regenerative fuel cell systems. At September 30, 2001, we currently have ongoing research and development projects with both NASA and the United States Department of Energy, or DOE. Our current NASA contract was completed in September 2001 and provided for total payments to us of approximately $600,000, all of which has been recognized in revenue through September 30, 2001. The DOE contract extends to September 2002 and provides for payments to us of approximately $1.3 million, of which we have recognized approximately $778,000 in revenue through September 30, 2001.

   We have generated cumulative losses since our inception, and as of September 30, 2001 our accumulated deficit was $65.0 million, of which $50.7 million is attributable to deemed preferred dividends and accretion and $14.3 million is attributable to net losses since inception. We expect to continue to make significant investments in new product design and development for the foreseeable future. We expect to incur operating losses in 2001 and for the next several years and cannot predict when we will become profitable, if ever.

Results of Operations

  Comparison of the Three Months Ended September 30, 2001 and September 30, 2000

   Contract revenue. Contract revenue decreased from $350,000 for the three months ended September 30, 2000 to $303,000 for the comparable period in 2001. The amount in the third quarter of 2001 relates to activity under our NASA contract as well as research and development activity related to Proton's HOGEN(R) hydrogen generator under the DOE contract. The decrease in 2001 relates to decreased activity under our NASA contract which was completed in September 2001. In the future, we expect contract revenue from government-sponsored research and development contracts to decrease as a percentage of total revenues as we begin to recognize increasing levels of revenue from product sales.

   Product revenue. Product revenue increased from $0 in the third quarter of 2000 to $60,000 for the third quarter of 2001. The amount in 2001 relates to previously deferred revenue on products for which warranties have expired and from product rentals and spare part sales.

   Costs of contract revenue. Costs of contract revenue increased from $237,000 for the third quarter of 2000 to $260,000 for the third quarter of 2001. The amount in 2001 and 2000 reflects costs incurred on our DOE and NASA contracts. The increase in 2001 is due to increased activity on our cost-sharing DOE contract coupled with lower average reimbursed billing rates.

                          PROTON ENERGY SYSTEMS, INC.



   Costs of production. Costs of production increased from $15,000 for the third quarter of 2000 to $322,000 for the third quarter of 2001. The amount in 2001 reflects costs associated with manufacturing and delivering our hydrogen generators which is in excess of the corresponding sales price as well as warranty costs on units in the field. In addition, cost of production also includes approximately $43,000 of cost recognized concurrent with the recognition of revenue upon warranty expiration. To date, under our initial order, we have recognized costs in excess of our contracted sales price with Matheson Tri-Gas, Inc. in the amount of $373,000. We expect to continue to incur costs in excess of our sales price under our contract with Matheson Tri-Gas, Inc. as we refine our production process.

   Under the Matheson Tri-Gas contract, Matheson has the exclusive right to sell our hydrogen generators if it meets minimum purchase requirements specified in the contract. Because we have not yet completed development of commercial models of these units, no minimum purchase requirements are applicable to Matheson prior to December 31, 2001. For periods after December 31, 2001, the contract currently provides that Matheson must purchase 1,000 units per year if it wishes to maintain exclusivity; however, the Company and Matheson are currently in negotiation regarding quantity and price adjustments for 2002. Under the contract, we have the right to increase prices on the units once annually by providing six months notice, subject to either party's right to terminate the contract if agreement on price increases is not reached. We anticipate that the terms of the contract may be revised as commercial development is completed. Any future recognition of losses by us under this contract will depend on the number of orders placed by Matheson and the extent to which our cost per unit exceeds the sale price per unit.

   Research and development expenses. Research and development expenses increased from $891,000 for the third quarter of 2000 to $1.8 million for the third quarter of 2001. The increase was due to an increase in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to increased salaries and benefits for our growing research and development staff and materials to support our research and development projects. We expect our research and development expenses to continue to increase in the future.

   General and administrative expenses. General and administrative expenses increased from $949,000 for the third quarter of 2000 to $1.8 million for the third quarter of 2001. This change primarily reflects an increase in salaries and benefits of $351,000, as a result of an increase in employees, an increase in accounting and legal expenses of $148,000, an increase of $100,000 in educational and training related expenses, and an increase of $77,000 for state minimum capital-based and franchise taxes.

   Interest income, net. Interest income increased from $728,000 for the third quarter of 2000 to $2.1 million for the third quarter of 2001. The increase resulted from increased cash and marketable securities as a result of investing the proceeds from our initial public offering.

  Comparison of the Nine Months Ended September 30, 2001 and September 30, 2000

   Contract revenue. Contract revenue increased from $537,000 for the nine months ended September 30, 2000 to $710,000 for the comparable period in 2001. This increase was primarily due to research and development activity related to Proton's HOGEN(R) hydrogen generator under the DOE contract. In the future, we expect contract revenue from government-sponsored research and development contracts to decrease as a percentage of total revenues as we begin to recognize increasing levels of revenue from product sales.

   Product revenue. Product revenue increased from $0 in the first nine months of 2000 to $447,000 for the comparable period of 2001. The amount in 2001 relates to previously deferred revenue on products for which warranties have expired and from product rentals and spare parts sales.

                          PROTON ENERGY SYSTEMS, INC.



   Costs of contract revenue. Costs of contract revenue increased from $325,000 for the first nine months of 2000 to $690,000 for the comparable period of 2001. The amount in 2000 reflects costs incurred on our DOE and NASA contracts. The amount in 2001 primarily reflects costs incurred under the DOE contract. The increase in 2001 is due to increased activity on our cost-sharing DOE contract coupled with lower average reimbursed billing rates.

   Costs of production. Costs of production increased from $131,000 for the first nine months of 2000 to $1.1 million for the comparable period of 2001. The amounts in 2000 and 2001 reflect costs associated with manufacturing and delivering our hydrogen generators which is in excess of the corresponding sales price as well as warranty costs on units in the field. The increase in 2001 is a result of increased production activity. In addition, in 2001, cost of production includes approximately $400,000 of cost recognized concurrent with the recognition of revenue upon warranty expiration as compared to $0 for the first nine months of 2000.

   Research and development expenses. Research and development expenses increased from $2.1 million for the first nine months of 2000 to $4.3 million for the comparable period of 2001. The increase was due to an increase in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to increased salaries and benefits for our growing research and development staff and materials to support our research and development projects. We expect our research and development expenses to continue to increase in the future.

   General and administrative expenses. General and administrative expenses increased from $2.4 million for the first nine months of 2000 to $5.2 million for the comparable period of 2001. This change primarily reflects an increase in salaries and benefits of $1.2 million, as a result of an increase in employees, an increase in accounting and legal expenses of $375,000, an increase of $331,000 in investor relation and annual report related expenses, and an increase of $282,000 for state minimum capital-based and franchise taxes.

   Interest income, net. Interest income increased from $1.4 million for the first nine months of 2000 to $7.0 million for the comparable period of 2001. The increase resulted from increased cash and marketable securities as a result of investing the proceeds from the issuance of our Series C Convertible Preferred Stock and initial public offering.

Liquidity and Capital Resources

   Since our inception in August 1996 through September 2001, we have financed our operations through the series A, A-1, B, B-1 and C convertible preferred stock issuances and our initial public offering that, in total, raised approximately $187.4 million. As of September 30, 2001, we had $170.8 million in cash, cash equivalents and marketable securities.

   Cash used in operating activities was $2.5 million for the nine months ended September 30, 2001 and was primarily attributable to our net loss and increases in inventory and deferred costs, offset by increases in deferred revenue. Cash used in operating activities was $2.9 million for the comparable 2000 period and was primarily attributable to our net loss and increases in inventory and other current assets, offset by increases in deferred revenue.

   Cash provided by investing activities was $11.2 million for the nine months ended September 30, 2001 and was primarily attributable to proceeds from the maturity of marketable securities offset by purchases of marketable securities and fixed assets. Cash used in investing activities was $45.8 million for the nine months ended September 30, 2000 and was primarily attributable to purchases of marketable securities offset by maturities of marketable securities.

   Cash provided by financing activities was $49.7 million for the nine months ended September 30, 2000 resulting from the issuance of Series C Convertible Preferred Stock.

                          PROTON ENERGY SYSTEMS, INC.



   We anticipate that our cash and marketable securities on hand as of September 30, 2001 will be adequate to fund our operations, working capital and capital expenditure requirements for at least the next 12 months. We have purchased approximately 44 acres of land in Wallingford, CT to build our new manufacturing facility. We currently anticipate relocating to our planned manufacturing facility in the next 12 months. We expect to invest approximately $11--$13 million over the next 9 to 12 months in connection with this facility. To date through September 30, 2001, we have invested approximately $2.8 million in connection with the facility, primarily related to the land purchase and costs to prepare the land for construction. We are currently in negotiation with a major financial institution regarding financing for a significant portion of the facility construction. Over the next 12 months, we expect to continue to fund the production of our hydrogen generators and to continue our research and development activities on our regenerative fuel cell systems. We cannot assure you that we will not require additional financing to fund our operations or that, if required, any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available, we may be required to delay, reduce or eliminate some of our research and development or manufacturing programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

   We hold marketable securities consisting of U.S. government and agency securities that are held by two major banking institutions. We do not hold derivative financial instruments. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

                          PROTON ENERGY SYSTEMS, INC.



                                   PART II.

                               OTHER INFORMATION

ITEM 1. Legal Proceedings

   Between July 3, 2001 and August 29, 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against us and several of our officers and directors as well as against the underwriters who handled our September 28, 2000 initial public offering ("IPO") of common stock. All of the complaints were filed allegedly on behalf of persons who purchased the Company's common stock from September 28, 2000 through and including December 6, 2000. The complaints are similar, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by the Company's underwriters in connection with our IPO. We expect that the actions will be consolidated into a single suit at some point in the future.

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

ITEM 2. Changes in Securities and Use of Proceeds

   On October 4, 2000, we closed an initial public offering of our common stock. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was September 28, 2000, and the Commission file number assigned to the registration statement is 333-39748. After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our planned manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of September 30, 2001, approximately $8.1 million of the net proceeds of the offering had been used to fund operations and purchase fixed assets. The remaining net proceeds are invested in U.S. government securities and agencies. As of September 30, 2001, none of the proceeds were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us. Subsequent to September 30, 2001, the Company loaned $275,000 to an officer and director of the Company.

ITEM 3. Default upon Senior Securities

   Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

   Not Applicable.

                          PROTON ENERGY SYSTEMS, INC.



ITEM 5. Other Information

   Not Applicable.

ITEM 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

     10.17 Secured Promissory Note, dated October 4, 2001, between the Registrant and Walter W. Schroeder

   (b) Reports on Form 8-K

      None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   PROTON ENERGY SYSTEMS, INC.
                   (Registrant)

                           By: /S/ WALTER W. SCHROEDER
                   --------------------------------------------
                               Walter W. Schroeder
                      President and Chief Executive Officer

                             By: /S/ JOHN A. GLIDDEN
                   --------------------------------------------
                                 John A. Glidden
                            Vice President of Finance
                   (Principal Financial and Accounting Officer)
Date: November 13, 2001

                                 EXHIBIT INDEX

10.17 Secured Promissory Note, dated October 4, 2001, between the Registrant and Walter W. Schroeder