Form 10-K405
period 2001-12-31
PROTON ENERGY SYSTEMS INC
filed 2002-03-29
CIK 1114617

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from __________to__________

                       Commission File Number 000-31533

                          PROTON ENERGY SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

                      Delaware                 06-1461988
                   (State or Other          (I.R.S. Employer
                   Jurisdiction of         Identification No.)
                  Incorporation or
                    Organization)

                     50 INWOOD ROAD, ROCKY HILL, CT 06067
                   (Address of principal executive offices)

       Registrant's telephone number, including area code (860) 571-6533

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES [X]    NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 21, 2002 was approximately $175,110,000 based on the price of the last reported sale as reported by The Nasdaq Stock Market on March 21, 2002. The number of shares outstanding of the Registrant's Common Stock on March 21, 2002, was 33,259,567.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement in connection with the annual meeting of the stockholders to be held on June 5, 2002 are incorporated by reference in Part III hereof.

================================================================================

                          Proton Energy Systems, Inc.

                                     INDEX


                                                                                                            Page
           Description                                                                                     Number
-          -----------                                                                                     ------
PART I

Item 1     Description of Business........................................................................    1
Item 2     Properties.....................................................................................    8
Item 3     Legal Proceedings..............................................................................    9
Item 4     Submission of Matters to a Vote of Security Holders............................................    9

PART II

Item 5     Market for Registrant's Common Stock and Related Stockholder Matters...........................   11
Item 6     Selected Financial Data........................................................................   12
Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................................................   13
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.....................................   26
Item 8     Financial Statements and Supplementary Data....................................................   28
Item 9     Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosure.........................................................................   47

PART III

Item 10    Directors and Executive Officers of the Registrant.............................................   47
Item 11    Executive Compensation.........................................................................   47
Item 12    Security Ownership of Certain Beneficial Owners And Management.................................   47
Item 13    Certain Relationships and Related Transactions.................................................   47

PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................   47

Signatures ...............................................................................................   50

  This report contains forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, words such as "anticipates," "believes," "could," "estimate," "expect," "intend," "may," "might," "should," "will," and "would" and other forms of these words or similar words are intended to identify forward-looking information. You should read these statements carefully, because Proton's actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors. We disclaim any obligation to update these forward-looking statements. Our actual results could differ significantly from those anticipated in these forward looking statements as a result of certain factors, including those set forth below under "Legal Proceedings" "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results", and critical accounting policies set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies." You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we file in 2002.

   PROTON(R), HOGEN(R), UNIGEN(R), FUELGEN(TM) are trademarks or registered trademarks of Proton Energy Systems, Inc. Chrysalis(TM) is a trademark of Matheson Tri-Gas, Inc. Other trademarks or service marks appearing in this report are the property of their respective holders.

ITEM 1.  Description of Business

The Company

   We were founded in 1996 to design, develop and manufacture proton exchange membrane, or PEM, electrochemical products. Our proprietary PEM technology is embodied in two families of products: hydrogen generators and regenerative fuel cell systems. Our hydrogen generators produce hydrogen from electricity and water in a clean and efficient process. We are currently manufacturing and delivering models of our hydrogen generators to customers for use in commercial applications. Our regenerative fuel cell systems, which we are currently developing, will combine our hydrogen generation technology with a fuel cell power generator to create an energy device that is able to produce and store the hydrogen fuel it can later use to generate electricity. By providing the hydrogen fuel used by fuel cells, our core PEM electrolysis technology can enable fuel cells to function not only as power generating devices, but also as energy storage devices.

   We are designing our products to meet the needs of attractive near-term and longer-term markets. Our hydrogen generators have been designed to address the existing demand for on-site hydrogen gas generation in a variety of manufacturing and laboratory applications which we believe will provide a lower-cost, safer and more convenient alternative to conventionally delivered hydrogen. In the longer term, as fuel cell markets develop, we believe our hydrogen generators can be a key component of the hydrogen supply infrastructure that will be needed to provide the hydrogen used by fuel cells in transportation, stationary power generation and portable power generation applications. We are developing our regenerative fuel cell systems to address the demand for highly reliable backup power systems. In particular, the increased use of computers, computer networks and communications networks, as well as the increased use of sensitive electronics in manufacturing, are all creating an increase in the demand for highly reliable backup power to avoid the costs and lost revenue associated with power disruptions. In addition, we believe that in the longer term our regenerative fuel cell systems may enable renewable energy solutions by facilitating the storage of energy produced by non-depleting, non-polluting energy sources, such as solar, wind and hydroelectric power.

   We believe we are among the first companies to manufacture and deliver systems incorporating PEM technology for use in commercial applications. We delivered 35 of our HOGEN 40 style hydrogen generation units in 2001 to domestic and international customers for use in industrial applications. Our plan for 2002 is to expand production of HOGEN 40 units and deliver additional units to domestic and international customers seeking alternatives to conventionally delivered hydrogen.

   In other commercial applications, we delivered 68 Chrysalis hydrogen generator units in 2001 under an exclusive agreement with Matheson Tri-Gas, Inc., a leading supplier of laboratory gas, for use in laboratory applications. The goal for 2002 is to expand our manufacturing capacity and deliver additional units to Matheson under our agreement.

   In the longer term, we believe our PEM hydrogen generation technology will be an important part of the infrastructure needed to provide hydrogen for fuel cell vehicles. Our research and product development efforts include the development of our FUELGEN, high-pressure hydrogen generator, capable of providing hydrogen for a fuel cell vehicle. In December 2001, we reached an agreement for a joint test and evaluation program with the TH!NK Group, an enterprise of Ford Motor Company. Our plans are to begin field testing of FUELGEN development units in the second half of 2002.

   We also intend to develop commercial applications for our UNIGEN regenerative fuel cell technology. We built regenerative fuel cell systems in 2001 for both NASA and Marconi Inc. ("Marconi"), as well as for internal research and product development programs.Our goal for 2002 is to manufacture multiple demonstration regenerative fuel cell systems, and deliver them to domestic and international customers for evaluation. These systems are being designed to have the scale and technical attributes necessary to serve a broad range of commercial applications.

   The development and commercialization of our hydrogen generators and regenerative fuel cell systems has been and we anticipate will continue to be supported by government and private development contracts. In October 2001, we signed our largest contract to date worth up to $6.2 million with the Naval Research Laboratory for advanced fuel cell technology development. Phase I of this contract, worth $3.2 million, will provide initial technology development, and has begun. The contract also includes a $3.0 million Phase II option under which Proton could provide prototype fabrication and testing. We also signed a 3-year joint development agreement with the Sumitomo Corporation to develop, sell and service PEM-based regenerative fuel cell and hydrogen generation systems for the Japanese market, which include backup power, hydrogen generation, load leveling/peak shaving, and renewable energy storage. We also have ongoing development contracts in 2002 with the Connecticut Clean Energy Fund, the Department of Energy and STM Power Inc.

   We plan to move our Company to a newly constructed 100,000 square foot facility in Wallingford, CT during 2002 to accommodate the projected growth of our business over the next several years. The building will consolidate all of our corporate headquarters, manufacturing, research and product development activities.

Products

  Hydrogen Generators

   Our HOGEN hydrogen generators convert water and electricity into high purity, pressurized hydrogen gas, using PEM electrolysis. PEM electrolysis is a process in which water is divided into its component elements to produce pure hydrogen gas, with oxygen and heat as the only by-products. Users can connect many of our hydrogen generators directly to existing water and electrical sources, allowing them to be installed and used in a wide range of locations.

   We have shipped 35 commercial models of our HOGEN 40 style hydrogen generators with 20 and 40 cubic feet per hour hydrogen production capacities, and delivered a 380 cubic foot per hour capacity unit for demonstration. Our HOGEN 40 units are freestanding, roughly the size of a household washing machine, and are intended for indoor placement. Our HOGEN 380 is a larger freestanding unit with a weatherized design for outdoor use. We intend to increase production of our commercial HOGEN 40 products in 2002. We also intend to deliver additional HOGEN 380 units for demonstration in 2002. We anticipate expanding our family of hydrogen generation products into different output capacities to better serve customer and application requirements.

   We have manufactured commercial hydrogen generators, marketed by Matheson Tri-Gas, Inc. under the Chrysalis brand name, under a long-term agreement for use in laboratory applications. These units are compact and designed to sit on a laboratory countertop. We intend to increase production and product shipments of these generators to Matheson in 2002.

   An important feature of our hydrogen production technology is the ability to produce hydrogen at pressure without mechanical compression. Our current commercial products produce hydrogen at between 150-200 psi. We have completed the construction and commenced in-house testing of a full-scale 2000 psi, 20 standard cubic foot per hour prototype hydrogen gas generator. This multi-cell system generates hydrogen pressure without a mechanical compressor using solid-state compression within the electrochemical cell stack. Our proprietary cell stack design has undergone continuous laboratory development since mid-1999. Proton believes its high-pressure technology will be important in a variety of applications and will continue its development in 2002.

   We have signed a 10-year agreement with STM Power Inc. for the exclusive supply of high-pressure hydrogen replenishment systems for Stirling Cycle Engines. These units are being developed to maintain the Stirling engine's internal working pressure of greater than 2000 psi. Under an initial purchase order relating to this agreement, Proton has begun product development work on a high-pressure hydrogen replenishment system. We expect delivery of prototype units in 2002.

   We are currently developing our FUELGEN high-pressure hydrogen generation systems capable of supplying the hydrogen fueling needs of fuel cell vehicles and other hydrogen power applications. Proton's FuelGen units are appropriately scaled and designed to operate at typical gas station locations using ordinary water and electricity. Proton has completed the initial assembly of its first full scale FuelGen system and plans to begin demonstration unit testing in the spring of 2002. Units are expected to be delivered to the TH!NK Group, an enterprise of Ford Motor Company, and to the California Fuel Cell Partnership later this year.

  Regenerative Fuel Cell Systems

   The UNIGEN regenerative fuel cell systems we are developing will integrate PEM hydrogen generation technology with PEM fuel cell technology to create a power generation device that produces hydrogen from water and electricity, stores the hydrogen and later uses the hydrogen as fuel for the production of electricity. In the hydrogen generation or electrolysis mode, the regenerative fuel cell works exactly like a hydrogen generator, producing hydrogen at pressures suitable for storage without compressors. In the power generation or fuel cell mode, the process is reversed and the stored hydrogen is combined with air to produce electricity instantaneously, efficiently and without any harmful by-products. Our regenerative fuel cell architecture is capable of using fuel cells produced by other developers and manufacturers to enable their fuel cells to become energy storage devices.

   We have entered into a Joint Development Program with Marconi Communication to further develop our regenerative fuel cell technology. Under a Memorandum of Understanding, Proton and Marconi are jointly developing concepts, designs and products incorporating Proton's technology for potential application in Marconi's product lines.

   We also signed a 3-year joint development agreement with the Sumitomo Corporation to develop, sell and service PEM-based regenerative fuel cell and hydrogen generation systems for the Japanese market, which include backup power, hydrogen generation, load leveling/peak shaving, and renewable energy storage.

   We currently have ongoing research and financial assistance programs related to our regenerative fuel cell systems and our hydrogen generation systems with the United States Department of Energy ("DOE"), Naval Research Laboratory ("NRL"), and the Connecticut Clean Energy Fund for use in ongoing research and development programs. The DOE program is focused on hydrogen generation and storage from renewable energy sources. The NRL program is concentrated on fuel cell technology development for use in advanced space propulsion and energy systems. The Connecticut Clean Energy Fund program's purpose is to help accelerate the commercialization of UNIGEN regenerative fuel cell products for application in power quality markets.

Our Strategy

   Our objective is to be a leader in harnessing PEM technology for a number of commercial applications. Our strategy for achieving this objective includes the following elements:

  Leverage Technological Position

   In developing PEM technology, we have focused on two key areas: the development of PEM hydrogen generators and the development of regenerative fuel cell systems. We believe these technologies provide us with the opportunity to develop innovative products that address attractive markets. In addition, our technology is complementary to other fuel cell technologies and could enable the commercial use of other fuel cell products, such as vehicular fuel cells, by providing a hydrogen delivery infrastructure. For example, our hydrogen generators could be deployed at refueling sites to provide hydrogen for fuel cell vehicle fleets. As a result, we believe we are also well positioned to benefit from further developments by other fuel cell developers and from increases in demand for their fuel cell products. We intend to maintain our technology leadership in PEM-based hydrogen generation and regenerative fuel cell system technology by continuing to develop our core technology and commercial manufacturing processes as well as improving the design and features of our products.

  Focus on Near-Term Market Opportunities

   We believe we are among the first companies to manufacture and deliver systems incorporating PEM technology for use in commercial applications. We intend to focus on designing and marketing our products in the near term for two primary markets: hydrogen generation for industrial applications and backup power for communications network-related applications. We believe the industrial gas market is an attractive market for us because it is well developed and our hydrogen generator products offer cost and safety advantages to users that currently rely on conventionally delivered hydrogen. We believe the backup power market for the communications industry is also attractive given its large size and the advantages our regenerative fuel cell systems are being designed to offer over existing products. Our focus on near-term market opportunities will continue to reinforce our emphasis on the commercial application of PEM technology.

  Continue Focus on Cost Reduction

   Given our focus on commercial applications for PEM technology, manufacturing improvements are a critical element of our product development and design efforts. We intend to continue to focus on reducing the cost of manufacturing our products. We will seek to reduce costs in part through the simplification of our product designs, identification and use of lower cost materials and components, development of long-term relationships with third-party component and raw material suppliers and the construction of a larger-scale manufacturing facility that will use higher volume, lean manufacturing processes and techniques.

  Develop Key Strategic Relationships

   We are beginning to establish strategic relationships with leading companies in our target markets. The strategic relationships we develop may include joint development efforts and sales and marketing agreements. At present, we are in various stages of discussions with potential partners, including industrial gas suppliers and distributors, energy producers, backup power providers and renewable energy companies. In seeking to develop strategic relationships, we will focus on partners that can provide us with distribution channels for our products and assist us in the design, development and manufacture of new products. We believe that our demonstrated capabilities in PEM technology and our focus on creating commercial applications make us an attractive potential partner for many established companies seeking to gain access to fuel cell-related technology.

   We have entered into a Joint Development Program with Marconi, a global provider of advanced communications solutions. Under a Memorandum of Understanding, Proton and Marconi have been jointly developing concepts, designs and products incorporating Proton's UNIGEN(R)/ regenerative fuel cell technology for potential application to Marconi's product lines. /

   We also signed a 3-year joint development agreement with the Sumitomo Corporation to develop, sell and service PEM-based regenerative fuel cell and hydrogen generation systems for the Japanese market, which include backup power, hydrogen generation, load leveling/peak shaving, and renewable energy storage.

   We have also reached an agreement for a joint test and evaluation program with Ford's TH!NK Group. Under this agreement, Proton plans to deliver a FuelGen(TM) high-pressure hydrogen refueling system to TH!NK in 2002. The FuelGen(TM) system is designed to provide fuel for Ford's hydrogen-fueled fuel cell and internal combustion vehicles. Proton will also assist TH!NK in the installation, support and testing of the system.

  Position Our Technology for Longer-Term Opportunities

   We believe we are well positioned to take advantage of growth in the markets for fuel cell applications and renewable energy technologies. If fuel cell applications achieve commercial acceptance, our hydrogen generators can be a key component of the hydrogen supply infrastructure that will be required. We intend to work with leading energy and power companies to position our hydrogen generators for automotive refueling applications. With respect to renewable power, as developers of renewable technologies, especially wind and solar power, achieve cost and performance improvements, the need to overcome the inherent intermittent nature of renewable power will become even more important. Accordingly, we plan to work with renewable energy companies to explore and develop energy storage applications using our regenerative fuel cell architecture.

Our Technology

  PEM-Based Hydrogen Generators

   Our hydrogen generators are electrochemical devices that convert water and electricity into hydrogen gas using a process known as PEM electrolysis. The core of a hydrogen generator is an electrolysis cell consisting of a solid electrolyte proton exchange membrane. Catalyst material is bonded to both sides of the membrane, forming two electrodes. To generate hydrogen, water is introduced to one side of the membrane and voltage is applied to the electrodes. This process divides the water into protons, electrons and oxygen. The protons are drawn through the proton exchange membrane and recombined with the electrons at the opposite side of the membrane to form hydrogen. The oxygen is removed from the cells with the excess water flow. This process produces hydrogen with a high level of purity and at significant pressures.

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

  PEM-Based Fuel Cell Power Generators

   In our PEM fuel cell, which is very similar to our PEM electrolysis cell, the opposite reactions occur. To generate electricity, hydrogen and air, or oxygen, are introduced to opposite sides of the cell. The hydrogen passes over an electrode structure adjacent to the proton exchange membrane, where it is divided into its component protons and electrons. When the electrons are separated from the protons, the electrons are conducted in the form of a usable electric current. The protons travel through the proton exchange membrane and recombine with the electrons and oxygen to produce water.

   To form a complete fuel cell stack, individual PEM fuel cells are stacked and compressed between two end plates. The electrical power production capability of a cell stack is approximately proportional to the area of each cell and the number of cells in the stack.

   Our regenerative fuel cell systems incorporate the ability to support both an electrolysis reaction and a fuel cell reaction. Our proprietary designs operate in the electrolysis mode by using water and electricity to generate hydrogen at elevated pressure and then reverses the process and consumes the hydrogen with air to generate electricity. The resulting product functions like a rechargeable battery in which hydrogen is produced through electrolysis, stored and then used for power generation. Unlike one-way fuel cells, our regenerative fuel cell systems use hydrogen produced through electrolysis rather than extracted from hydrocarbon fuels, electricity can be produced at room temperature, without lengthy start-up times or carbon-based emissions and in areas where fossil fuels such as natural gas, propane or gasoline are not available.

   Our regenerative fuel cell systems can be configured using one or two PEM stacks. The one stack approach uses one of our proprietary designs, which allows a single cell to operate in both the electrolysis mode and the fuel cell mode. These reversible fuel cells are under development by Proton and may have cost and weight advantages. Our two stack regenerative fuel cell systems are configured by using separate cell stacks for the electrolysis and fuel cell reaction. Proton currently manufactures its own electrolysis stacks for testing in these systems. We are developing our own proprietary fuel cell stack, which we intend to incorporate into these systems. We are also testing fuel cell stacks from other fuel cell developers for potential incorporation into our regenerative systems.

Research and Development

   A portion of our research and development has been funded by programs funded by government contracts, and is classified as research and development expense in our financial statements. For the years ended December 31, 2001, total research and development expenses, including amounts received from NRL, Connecticut Clean Energy Fund, DOE, NASA, other government agencies and private entities, and amounts that have been self-funded, was $6.5 million. We expect to receive funding in 2002 under our contracts from NRL, the Connecticut Clean Energy Fund, DOE, and STM Power Inc.

Proprietary Technology

   We have developed proprietary technology relating to various aspects of our electrolysis cells, regenerative fuel cell systems and related systems. These include:

  .  membrane processing technology;

  .  electrolysis catalytic electrode formulation;

  .  reversible fuel cells;

  .  fuel cell stack designs

  .  high-pressure cell structures that simplify overall system implementation;
     and

  . integrated system designs for both hydrogen generators and regenerative fuel cell systems.

Distribution and Marketing

   We plan to sell our hydrogen generators primarily through distribution arrangements with third parties and also through a limited direct sales force. Because small and medium-volume hydrogen users generally buy hydrogen from industrial gas suppliers and distributors, we intend to focus our marketing efforts on sales to these companies for resale to end-users. By focusing on industrial gas suppliers and industrial gas equipment distributors, we intend to maximize our sales by leveraging their established marketing, distribution and service channels. We currently have a development, marketing and distribution agreement with Matheson Tri-Gas, Inc. under which Matheson has exclusive distribution rights for hydrogen generators for the laboratory market bearing Matheson's Chrysalis trademark or other designated commercial names. In addition, we have distribution agreements with Diamond Lite S.A., Products of Technology LTD, and Fig Tree Marketing, for distribution of our hydrogen generators in western and central Europe, UK, Ireland and in the specialized field of meteorology. We intend to establish additional sales and distribution arrangements with industrial gas suppliers and distributors, as well as meteorology equipment providers and original equipment manufacturers.

   As the market to supply hydrogen fuel for fuel cell vehicles develops, we also plan, where possible, to focus on existing distribution channels. We believe that existing energy suppliers are likely to begin supplying new forms of automotive fuel as they come to market. Accordingly, we intend to establish relationships with major oil companies to explore ways of supplying our hydrogen generators for installation at local service stations. In addition, we believe that automobile manufacturers providing introductory and fleet fuel cell vehicles will be interested in our refueling technology and therefore we will seek to establish relationships with these manufacturers.

   Currently, backup power equipment is sold by a few large manufacturers to commercial end users through diverse reseller networks, including integrators and qualified resellers. We plan to sell our backup power products to these existing manufacturers, integrators and qualified resellers.

   In 2001, sales to each of Air Liquide America Corp., Diamond Lite SA, Praxair Distribution, and The Bernd Group, Inc. accounted for more than 10% of our product revenue.

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

   We purchase raw proton exchange membrane material from Dupont, although we have identified other companies we believe capable of providing suitable membrane material. We purchase the other components used in our systems from third-party suppliers. We regularly consult with our suppliers to evaluate ways to lower the cost of other components or subassemblies while meeting the performance needs of our products. In this regard, we have considered and will continue to evaluate the option of having subassemblies that we currently produce in-house produced to our specifications by others if lower costs can be achieved. We anticipate moving all our manufacturing capacity in 2002 to our new larger facility where we will continue to integrate and assemble our products.

   In 2001, we successfully completed our annual ISO9001 audit and remain registered. We believe that this registration, a quality assurance model for companies that design, produce, install and service items as part of their business will provide us with an advantage over competitors that are not ISO9001 registered. In some cases, this registration is a condition of doing business with our customers.

Intellectual Property

   We seek to maintain our technology leadership position by aggressively protecting our intellectual property assets using patent, trade secret, trademark and copyright law. Our protection of these assets has continued to accelerate and we currently have five issued U.S. patents and one European patent, covering aspects of our hydrogen generation equipment and electrolysis cell designs. One U.S. patent covers a system that isolates the electrical components from the hydrogen gas, eliminating the need for explosion-proof equipment. We have over 75 U.S. and international patents pending, covering not only our current electrolysis products, but technologies we have developed related to fuel cells, backup and renewable power systems and hydrogen fueling systems.

   In addition to our patented assets, our intellectual property position has also grown to include manufacturing processes and know-how, which are enhancing our next generation products and cost reduction efforts. We also seek to protect our proprietary intellectual property in part through confidentiality agreements with our strategic partners and employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.

Competition
   Our hydrogen generators will compete with delivered hydrogen, and with alternative equipment used to manufacture hydrogen-rich gas. Competitors in the delivered hydrogen market include Air Liquide, Air Products and Chemicals, Linde and Praxair. Our hydrogen generators will also compete with older generations of electrolysis-based hydrogen generation equipment sold by Stuart Energy Systems, Norsk Hydro, Teledyne-Brown and other companies. These systems are generally larger in size, require manual operation and supervision, contain hazardous liquid electrolyte and require the assistance of mechanical compressors to produce hydrogen at pressure.

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

   There are a number of companies located in the United States, Canada and abroad that are developing PEM fuel cell technology. Although we believe these companies are currently primarily targeting vehicular and residential applications, they could decide to enter the hydrogen generation and backup power markets we intend to address. We may also encounter competition from companies that have developed or are developing fuel cells based on non-PEM technology, as well as other distributed generation technologies.

   Many of our competitors have substantially greater financial, research and development and marketing capabilities than we do. In addition, as the backup power and hydrogen fuel markets develop, other large industrial companies may enter these fields and compete with us.

Employees

   As of December 31, 2001, we had a total staff of approximately 115 employees, of which approximately 65 were engineers, scientists, and other degreed professionals. We consider our relations with our employees to be excellent.

ITEM 2.  Properties

   Our principal executive offices are located in Rocky Hill, Connecticut. We currently lease two facilities totaling approximately 28,000 square feet that house all of our research, product development, manufacturing and office activities and staff.

   In 2001, we purchased approximately 44 acres of land located in Wallingford, Connecticut to build our new facility. In December 2001, Technology Drive LLC, a limited liability company wholly owned by us, entered into a $6,975,000 loan agreement with a bank, in connection with the construction of the facility. Under the terms of the loan, the business assets of Technology Drive LLC, including the land and building, are subject to lien. The loan agreement is structured as a one-year construction loan with monthly payments of interest only until December 2002 at which time the loan converts to a seven-year term note.

   Our new facility will total approximately 100,000 square feet and contain all of our research, product development, manufacturing and office activities.We expect to relocate our operations in mid-2002.

ITEM 3.  Legal Proceedings

   Between July 3, 2001 and August 29, 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors as well as against the underwriters who handled the September 28, 2000 initial public offering ("IPO") of common stock. All of the complaints were filed allegedly on behalf of persons who purchased the Company's common stock from September 28, 2000 through and including December 6, 2000. The complaints are similar, and allege that the Company's IPO registration statement and final prospectus contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the IPO.

   The Company believes it has meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously. However, there can be no assurance that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

ITEM 4.  Submission of Matters to a Vote of Security Holders

   Not applicable.

Executive Officers and Directors

   Our executive officers and directors, and their ages as of December 31, 2001, are as follows:

Name                       Age Title
----                       --- -----
Walter W. Schroeder....... 53  President, chief executive officer and director
Robert J. Friedland....... 36  Senior vice president of products and manufacturing
Trent M. Molter........... 39  Senior vice president of technology and new business and director
Lawrence C. Moulthrop, Jr. 45  Vice president of product development
William F. Smith.......... 50  Vice president of programs and new business
David E. Wolff............ 44  Vice president of sales and marketing
John A. Glidden........... 38  Vice president of finance
Robert W. Shaw, Jr........ 60  Chairman of the board of directors
Richard A. Aube........... 33  Director
Gerald B. Ostroski........ 60  Director
Philip R. Sharp........... 59  Director

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

   Robert J. Friedland, one of our founders, has served as our senior vice president of products and manufacturing since September 2001. From our founding in August 1996 through September 2001, Mr. Friedland served as our vice president of operations. From 1995 to August 1996, Mr. Friedland served as a program operations manager for United Technologies Corporation, a diversified aerospace and building systems company. Mr. Friedland holds a BS in mechanical engineering from Syracuse University and an MBA from Rennselaer Polytechnic Institute.

   Trent M. Molter, one of our founders, has served as our senior vice president of technology and new business since September 2001 and as a director since 1997. From our founding in August 1996 through September 2001, Mr. Molter served as our vice president of engineering and technology. From 1984 to August 1996, Mr. Molter served as an advanced technology engineer and a project manager in PEM products for United Technologies. Mr. Molter holds a BS in chemical engineering from Clarkson University and an MS in metallurgy from Rennselaer Polytechnic Institute.

   Lawrence C. Moulthrop, Jr., one of our founders, has served as our vice president of product development since our founding in August 1996. From 1994 to August 1996, Mr. Moulthrop served as the PEM technology engineering manager for United Technologies. From 1984 to 1994, Mr. Moulthrop served in various other PEM engineering positions for United Technologies. Mr. Moulthrop holds a BS in chemical engineering from the University of New Hampshire.

   William F. Smith, one of our founders, has served as our vice president of programs and new business since September 2001. From our founding in August 1996 through September 2001, Mr. Smith served as our vice president of business development. From 1986 to August 1996, Mr. Smith served as a business development program manager for United Technologies. Mr. Smith holds a BA in physics from the University of Connecticut and an MBA from the University of Massachusetts.

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

   John A. Glidden has served as our vice president of finance since November 1997. From July 1996 to November 1997, Mr. Glidden served as a financial manager for United Technologies. From 1987 to July 1996, Mr. Glidden served as a senior financial planning analyst for United Technologies. Mr. Glidden holds a BS in business administration from Central Connecticut State University and an MS in international management from Rensselaer Polytechnic Institute.

   Robert W. Shaw, Jr. has served as our chairman of the board of directors since our founding in August 1996. Dr. Shaw has served as president of Arete Corporation, a private investment firm, since March 1997. From 1983 to 1997, Dr. Shaw served as president of Arete Ventures, Inc., a private investment firm he founded to invest in the fields of modular/dispersed power generation, renewable power generation and specialty materials. Prior to that time, Dr. Shaw was a senior vice president and director of Booz Allen & Hamilton, a consulting firm, where he founded the firm's energy division. Dr. Shaw holds BEP and MS degrees from Cornell University, an MPA from American University and a PhD in applied physics from Stanford University. He serves as a director of Evergreen Solar, Inc., a public company which makes photovoltaic products, and of CellTech Power, Inc., H2Gen Innovations, Inc. and Northern Power Systems, Inc., each a private power technology company.

   Richard A. Aube has served as a director since April 2000. Mr. Aube is currently a general partner of The Beacon Group Energy Funds, a private investment firm and affiliate of J.P. Morgan Partners.Prior to that time, Mr. Aube was an investment banker in the natural resources group at Morgan Stanley & Co. Incorporated. Mr. Aube holds a BA from Dartmouth College. He serves as a director of Capstone Turbine Corporation, a public company which makes microturbine generation systems, and of STM Power Inc. and Powercell Corporation, each a private power technology company.

   Gerald B. Ostroski has served as a director since February 1999.
Mr. Ostroski has served as vice president of Minnesota Power, Inc. since January 1982. Since 1991, Mr. Ostroski has also served as president of Minnesota Power's Synertec subsidiary and currently serves as a director or officer of several other Minnesota Power subsidiaries. Mr. Ostroski is a registered professional engineer, licensed in Minnesota and North Dakota. Mr. Ostroski holds a BSEE from the University of Wisconsin.

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

                                    PART II

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters

   The range of high and low sales prices per share of our Common Stock as reported on The NASDAQ National Market under the symbol PRTN since our initial public offering is shown below:

                             Proton Energy Systems

           Support for Item 5--Market for Registrant's Common Stock

               Year and Quarter                       High   Low
               ----------------                      ------ -----
               2001
               First Quarter........................ $16.50 $6.13
               Second Quarter.......................  15.12  6.67
               Third Quarter........................  11.98  4.39
               Fourth Quarter.......................   9.00  4.00

               2000
               Fourth Quarter (from October 2, 2000) $33.25 $5.25

   We have never declared or paid any cash dividends on our common stock and currently intend to retain any future earnings for the future operation and expansion of our business. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

   As of March 20, 2002 there were approximately 14,100 stockholders of record.

  Use of Proceeds

   The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was September 28, 2000, and the Commission file number assigned to the registration statement is 333-39748. After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the Offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our planned manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of December 31, 2001, approximately $11.4 million of the net proceeds of the offering had been used to fund operations and purchase fixed assets. The remaining net proceeds are invested in U.S. Government and Agency securities. In October 2001, we loaned $275,000 of the proceeds to Mr. Schroeder, who is president and a director of the company. No other portion of the proceeds were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

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

                                                                   Year Ended December 31,
                                                        ---------------------------------------------
                                                          2001      2000     1999     1998     1997
                                                        --------  --------  -------  -------  -------
                                                            (in thousands, except per share data)
Statement of Operations Data:
Revenue:
   Contract revenue.................................... $  1,215  $    644  $   934  $    --  $    --
   Product revenue.....................................    1,753        56       --       --       --
                                                        --------  --------  -------  -------  -------
       Total revenue...................................    2,968       700      934       --       --
Costs and expenses:
   Costs of contract revenue...........................    1,001       396      355      377       --
   Costs of production.................................    2,534       248      154       --       --
   Research and development............................    6,500     3,227    2,182    1,323      963
   General and administrative..........................    6,950     4,518    1,705      950      735
                                                        --------  --------  -------  -------  -------
                                                          16,985     8,389    4,396    2,650    1,698
   Loss from operations................................  (14,017)   (7,689)  (3,462)  (2,650)  (1,698)
   Interest income (expense), net......................    8,950     4,199      172      (31)      28
   Gain on sale of marketable securities...............      113        --       --       --       --
                                                        --------  --------  -------  -------  -------
   Net loss............................................   (4,954)   (3,490)  (3,290)  (2,681)  (1,670)
   Deemed preferred dividends and accretion............       --   (52,691)    (899)    (441)    (160)
                                                        --------  --------  -------  -------  -------
   Net loss attributable to common stockholders........   (4,954)  (56,181)  (4,189)  (3,122)  (1,830)
                                                        ========  ========  =======  =======  =======
Basic and diluted net loss per share attributable to
  common stockholders.................................. $  (0.15) $  (5.92) $ (2.20) $ (1.64) $ (0.96)
                                                        ========  ========  =======  =======  =======
Shares used in computing basic and diluted net loss per
  share attributable to common stockholders............   33,161     9,484    1,900    1,900    1,900
                                                        ========  ========  =======  =======  =======
Balance Sheet Data:
Cash, cash equivalents and marketable securities....... $167,220  $174,749  $ 3,131  $ 3,228  $ 2,990
Working capital........................................  169,253   176,856    3,225    3,274    2,925
Total assets...........................................  181,868   180,752    5,000    4,870    3,664
Current liabilities....................................    4,675     2,445      921      792      129
Long-term liabilities..................................    1,166        --       --       --       --
Mandatorily redeemable convertible preferred stock.....       --        --   13,136    9,237    5,571
Total stockholders' equity (deficit)...................  176,027   178,307   (9,057)  (5,159)  (2,036)

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

Overview

   We were founded in 1996 to design, develop and manufacture PEM electrochemical products for commercial applications. Our proprietary PEM technology is incorporated in two families of products: hydrogen generators, of which we are currently manufacturing and delivering commercial models to customers, and regenerative fuel cell systems, which we are currently developing. Since our inception, we have funded our operations through private financings that raised approximately $61.6 million, including $50.1 million raised in a private financing in April 2000, and an initial public offering in October 2000 which raised net proceeds of approximately $125.8 million.

   The following significant events occurred in 2001:

  . We signed an agreement with Ford's TH!NK Group for a joint test and evaluation program of Proton's FUELGEN high-pressure hydrogen refueling system.

  . We signed an agreement with the Connecticut Clean Energy Fund providing $1.5 million to accelerate commercial deployment of our UNIGEN(R) fuel cell product family

  . We signed a contract worth up to $6.2 million with the Naval Research Laboratory.

  . We signed a ten-year agreement with STM Power, Inc. for the exclusive supply of high-pressure hydrogen replenishment systems for Stirling Cycle Engines.

  . In the fourth quarter of 2001 we determined that we had adequate information and experience to begin recognizing product revenue related to sales of HOGEN 40 units upon shipment. We delivered 19 additional HOGEN 40 series units in the fourth quarter for a total of 35 units shipped in 2001.

  . During 2001, we began to generate significant revenue from our principal operations. As a result, we no longer consider ourselves to be a development stage enterprise.

  . We strengthened our intellectual property position by bringing to 77 our total portfolio of U.S. and foreign patant filings. To date, 5 U.S. patents have been issued.

  . We broke ground on a new 100,000 square foot manufacturing, product development and research facility.

   We have generated cumulative losses since our inception, and as of December 31, 2001 our accumulated deficit was $67.0 million, of which $50.7 million is attributable to deemed preferred dividends and accretion and $16.3 million is attributable to net losses. We expect to continue to make significant investments in new product design and development for the foreseeable future. We believe that our success is dependent on increasing our customer base, developing products that leverage our proprietary technology, and maintaining a proper alignment between our cost structure and our revenue goals. We expect to incur operating losses in 2002 and for the next several years and cannot predict when we will become profitable, if ever.

Critical Accounting Policies

   Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, investments, income taxes, depreciable lives of equipment, and contingency accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements included in this Form 10-K.

   Our critical accounting policies include the following:

  Revenue Recognition--Product Revenue

   We began delivering late-stage development models of our hydrogen generators to customers in 1999; revenue on such transactions has generally been deferred until the expiration of the product warranty period. In the fourth quarter of 2001, we determined that we had adequate product warranty information and experience to begin recognizing product revenue related to sales of HOGEN 40 units upon shipment. As a result, we recognized previously deferred HOGEN 40 series revenue of $754,000 in the fourth quarter 2001. The Company will continue to defer revenue on shipments of its Chrysalis and HOGEN 380 hydrogen products until such units are past the product warranty period or until the Company has adequate warranty history. As of December 31, 2001, we have deferred revenue of approximately $884,000 related to hydrogen generators, other than HOGEN 40 units, we have delivered. In the future, we expect to derive the majority of our revenue from the sale of the hydrogen generator and regenerative fuel cell system products we may develop.

  Revenue Recognition--Contract Revenue

   We derive contract revenue from customer-sponsored research and development contracts related to our PEM technology. For those contracts which do not require us to meet specific obligations, we recognize contract revenue utilizing the percentage-of-completion method, which is based on the relationship of costs incurred to total estimated contract costs. For those research and development contracts which require us to meet specified obligations, including delivery and acceptance obligations, amounts advanced to us pursuant to the contracts are recognized as contract liabilities until such obligations are met. Once the obligations are met, the amounts are recognized as contract revenue. From inception through December 31, 2001, we have recognized approximately $2.8 million in contract revenue from research and development funding under arrangements with both government and private sources. Under these contracts, we have delivered HOGEN hydrogen generators and demonstration regenerative fuel cell systems.

  Warranty Costs

   Our warranty policy is limited to replacement parts and services and expires one year from date of shipment. Estimated warranty obligations are provided for as costs of production in the period in which the related revenue is recognized. Our warranty obligation may be materially affected by product failure rates and other costs incurred in correcting a product failure. Should actual product failure rates or other related costs differ from our estimates, revisions to the estimated warranty liability would be required.

  Inventory

   Inventory is recorded at the lower of cost or market value. This requires us to write-down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value to reflect assumptions about future demand and market conditions. If future demand and market conditions are less favorable than anticipated, additional inventory write-downs may be required.

  Stock-Based Compensation

   We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations, as clarified by FASB Interpretation No. 44, "Accounting for Certain

Transactions Involving Stock Compensation," in accounting for our stock option plan and stock awards with the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS
123). Under APB 25, compensation expense is computed to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is then recognized over the vesting period. We account for equity instruments issued to non-employees in accordance with SFAS 123 and the consensus in Emerging Issues Task Force ("EITF") 96-18. These pronouncements require the fair value of equity instruments given as consideration for services rendered be recognized as a non-cash charge to income over the shorter of the vesting or service period. The equity instruments must be revalued on each subsequent reporting date until performance is complete with a cumulative catch-up adjustment recognized for any changes in their fair value. In the event that we are required to record compensation expense that is currently only being disclosed under SFAS 123, an adjustment to decrease net income in such period would result.

  Deferred Tax Asset Valuation Allowance

   We provide a full valuation allowance against our net deferred tax assets as, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. In the event that we determine in the future that we will be able to realize our deferred tax assets in excess of their carrying amounts, an adjustment to the valuation allowance would increase net income in the period such determination was made.

  Related Party Transactions

   From time to time, we may enter into transactions with parties that have relationships with our officers or directors. Such transactions are reviewed by the Board of Directors and are subject to the prior approval of members of the Board of Directors who do not have a personal interest in the applicable transaction. We disclose all material transactions that, in our judgment, constitute related party transactions.

Results of Operations

  Comparison of Years 2001 and 2000

   Contract revenue. Contract revenue increased from $644,000 in 2000 to $1.2 million in 2001. This increase was due to research and development activity related to regenerative fuel cell systems under the DOE contract, as well as activity under the NRL contract entered into in the fourth quarter of 2001. In the future, we expect contract revenue from government sponsored research and development contracts to decrease as a percentage of total revenues.

   Product revenue. Product revenue increased from $56,000 in 2000 to $1.8 million in 2001. In 2000, product revenue was recognized only upon expiration of the product warranty and includes revenue for product rentals. In 2001, HOGEN 40 product revenues began to be recognized upon shipment in the fourth quarter. The revenue in 2001 accordingly represents previously deferred HOGEN 40 revenue within the warranty period, fourth quarter HOGEN 40 revenue, product rental revenue, and spare parts revenue.

   Costs of contract revenue. Costs of contract revenue increased from $396,000 in 2000 to $1.0 million in 2001. The increase in 2001 reflects increased costs incurred under our DOE contract compared with 2000 as well as costs incurred under the new NRL contract.

   Costs of production. Costs of production increased from $248,000 in 2000 to $2.5 million in 2001. The amounts in 2000 and 2001 reflect costs associated with manufacturing and delivering our hydrogen generators in excess of the corresponding sales price as well as warranty costs on units in the field. Cost of production could increase if warranty experience deteriorates. In addition, in 2001, cost of production also includes approximately $1.7 million of previously deferred cost recognized concurrent with the recognition of revenue.

   To date, under our initial order, we have recognized costs in excess of our contracted sales price with Matheson Tri-Gas, Inc. in the amount of $394,000. We expect to continue to incur costs in excess of our sales price under our contract with Matheson Tri-Gas, Inc. until we are able to reduce the costs of production on these units through refinements in our production process.

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

   Research and development expenses. Research and development expenses increased from $3.2 million in 2000 to $6.5 million in 2001. The increase was due to an increase in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to increased salaries and benefits for our growing research and development staff. We expect our research and development expenses to continue to increase in the future.

   General and administrative expenses. General and administrative expenses increased from $4.5 million in 2000 to $7.0 million in 2001. This increase reflects an increase in salaries and benefits of $731,000, as a result of an increase in the number of employees, an increase in accounting and legal expenses of $400,000, an increase of $346,000 in investor relations expenses, an increase of $142,000 in educational and training related expenses, and an increase of $110,000 for non-cash compensation expense associated with stock option grants.

   Interest income (expense), net.   Interest income increased from $4.2
million in 2000 to $8.9 million in 2001. The increase was driven by higher average cash and marketable securities balances during 2001 resulting from the proceeds of the issuance of our series C convertible preferred stock in April 2000 and initial public offering in October 2000.

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

   Product revenue.   Product revenue increased from $0 in 1999 to $56,000 in
2000. The amount in 2000 relates to revenue recognized upon expiration of the product warranty and for product rentals.

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

   General and administrative expenses.   General and administrative expenses
increased from $1.7 million in 1999 to $4.5 million in 2000. This increase reflects an increase in salaries and benefits of $1,052,000, as a result of an increase in the number of employees, an increase in legal expenses of $410,000, primarily for patent application costs, an increase in recruiting and relocation of $119,000 and an increase of $353,000 of non-cash compensation expense associated with stock option grants.

   Interest income (expense), net.   Interest income increased from $172,000 in
1999 to $4.2 million in 2000. The increase resulted from increased cash and marketable securities as a result of investing the proceeds from the issuance of our series C convertible preferred stock and initial public offering.

Liquidity and Capital Resources

   Since our inception in August 1996 through December 2001, we have financed our operations through the series A, A-1, B, B-1 and C convertible preferred stock issuances and our initial public offering that, in total, raised approximately $187.4 million. As of December 31, 2001, we had $167.2 million in cash, cash equivalents and marketable securities.

   In December 2001, Technology Drive LLC, a limited liability company wholly owned by us, entered into a $6,975,000 loan agreement with a major financial institution, in connection with the construction of the Company's new facility in Wallingford, Connecticut. At December 31, 2001, $1.2 million is outstanding under this agreement. Under the terms of the loan, the business assets of Technology Drive LLC, including the land and building, are subject to lien. The loan agreement is structured as a one-year construction loan with monthly payments of interest only until December 2002 at which time the loan converts to a seven-year term note. The term note amortizes based upon a fifteen-year schedule with a final lump sum payment due at the maturity date of December 31, 2009. The note is guaranteed by us and bears interest at the one month LIBOR plus 2.375% (4.42% at December 31, 2001). In connection with the construction of our new Wallingford facility, we entered into a sales and use tax exemption program with the Connecticut Development Authority. As part of that program, we have $420,910 of restricted cash in escrow.

   At December 31, 2001, we were committed under operating leases for our current facilities extending through June 2004. Minimum lease payments under the noncancelable leases at December 31, 2001 are as follows: 2002: $303,484; 2003: $228,721; and 2004: $114,361.

   In 2001, the Company entered into an agreement with the Connecticut Clean Energy Fund ("CCEF"). The agreement provides the Company with up to $1.5 million of funding to accelerate commercial deployment of the UNIGEN product. At such time as revenues from UNIGEN products reach $25 million annually the Company is required to repay CCEF 110% of the amounts advanced by them under the agreement. However, prior to the achievement of milestones described in this agreement, these funds are subject to repayment provisions based upon the occurrence of certain events. These events include a failure to maintain a Connecticut presence, the purchase of a controlling interest in the Company by a third party, the sale of substantially all of the Company's assets, the consolidation or merger of the Company with a third party, or the granting of the exclusive license to a third party to manufacture or use the UNIGEN product line. Because of these repayment provisions, the Company record funds received as liabilities until it achieves the contract milestones. At December 31, 2001, $200,000 had been received and is recorded in customer advances.

   Cash used in operating activities was $2.9 million for the year ended December 31, 2001 and was primarily attributable to our net loss and increases in inventory, offset by increases in accounts payable and accrued expenses. Cash used in operating activities was $4.8 million in 2000 and was primarily attributable to our net loss and increases in inventory and other current assets, offset by increases in deferred revenue, accounts payable and accrued expenses.

   Cash provided by investing activities was $2.3 million for the year ended December 31, 2001 and was primarily attributable to proceeds from the maturity of marketable securities offset by purchases of marketable securities and fixed assets. Cash used in investing activities was $171.0 million in 2000 and was primarily attributable to purchases of marketable securities offset by maturities of marketable securities.

   Cash provided by financing activities was $1.1 million for the year ended December 31, 2001 and was primarily attributable to borrowings under our construction loan. Cash provided by financing activities was $176.5 million in 2000 and was attributable to the receipt of the proceeds from the sale of series C convertible preferred stock and our initial public offering.

   We anticipate that our cash and marketable securities on hand as of December 31, 2001 will be adequate to fund our operations, working capital and capital expenditure requirements for at least the next 12 months. We have purchased approximately 44 acres of land in Wallingford, CT to build our new manufacturing facility and we expect to begin relocating our operations by mid-2002. We expect to spend approximately $7-9 million over the next 9-12 months in connection with this facility. To date through December 31, 2001, we have spent approximately $5.4 million in connection with the facility, primarily related to the land purchase and costs to prepare the land for construction. Over the next 12 months, we expect to continue to fund the production of our hydrogen generators and to continue our research and development activities on our regenerative fuel cell systems. We cannot assure you that we will not require additional financing to fund our operations or that, if required, any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available, we may be required to delay, reduce or eliminate some of our research and development or manufacturing programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.

Certain Factors That May Affect Future Results

  Our future success is uncertain because we have a limited operating history.

   We face many risks and uncertainties. If we are unsuccessful in addressing these risks and uncertainties, we may be unable to generate revenue and grow our company. We were formed in 1996 to research and develop PEM electrochemical products. We began shipping late-stage development models of our hydrogen generators in 1999 and have not yet manufactured commercial regenerative fuel cell systems. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects and our future success is uncertain. You should consider the challenges, expenses, delays and other difficulties typically involved in the establishment of a new business, including the continued development of our products, development of fully functioning manufacturing operations, refinement of processes and components for our commercial products, recruitment of qualified personnel, and achievement of market acceptance for our products.

  We have incurred, and expect to continue to incur, substantial losses, and we may never become profitable.

   We have incurred substantial losses since we were founded and we anticipate we will continue to incur substantial losses in the future. As of December 31, 2001, we had an accumulated deficit of approximately $67 million. In 2001, we experienced increased cash burn and increased our headcount significantly. We cannot predict when we will operate profitably, if ever. We expect to continue to incur increased expenses related to research and development activities, expansion of our manufacturing facilities and general administrative functions. As a result, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our hydrogen generators and regenerative fuel cell systems in substantial quantities. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

  If we fail to retain our key personnel and attract and retain additional qualified personnel, we may be unable to develop our products and generate revenue.

   Our success depends upon the continued service of our executive officers and other key employees such as manufacturing and research and development personnel. The loss of any of our executive officers or key employees, especially Walter W. Schroeder, president and chief executive officer, Trent M. Molter, senior vice president of technology and new business, Robert J. Friedland, senior vice president of products and manufacturing, and Lawrence C. Moulthrop, Jr., vice president of product development, could impair our ability to pursue our growth strategy and slow our product development processes. We do not have employment agreements with any of our key executives. Furthermore, we must continue to hire large numbers of highly qualified individuals, including researchers, engineers and manufacturing professionals.Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future.

  We may not be able to generate revenue in the future if we do not complete the development of our regenerative fuel cell systems.

   Our regenerative fuel cell systems are still in the development stage. We do not know when or whether we will successfully complete research and development of commercial regenerative fuel cell systems. If we are unable to develop commercial regenerative fuel cell systems, we may not be able to generate future revenue and we may not recover the losses we have incurred in attempting to develop these products. If we experience delays in meeting our development milestones or if our regenerative fuel cell systems exhibit technical defects or cannot meet cost or performance goals, including output, useful life and reliability goals, potential purchasers of our products may decline to purchase them or choose alternative technologies. We may be unable to make the substantial technological advances necessary to produce commercial regenerative fuel cell systems that provide the features and performance specifications required by customers at a competitive price. For example, we must identify improved hydrogen storage technologies and fuel cell module structures. If we are unable to successfully complete these development activities, we may be unable to commercially market our products. In some cases, we are attempting to expedite our development efforts by utilizing third parties for important engineering work. These third parties include vendors of hydrogen storage, purification systems, power supply and control components. If these third parties are unable to successfully complete their development activities on our behalf, we may be unable to commercially market our products.

  We will not be able to grow our business if we do not achieve widespread commercial acceptance of our hydrogen generators in the market for delivered hydrogen.

   We intend to market our hydrogen generators to small- and medium-volume users of delivered hydrogen. Our business depends on the widespread commercial acceptance of our hydrogen generators and we may be unable to grow our business if our targeted customers do not purchase substantial numbers of our hydrogen generators. Our targeted customers, or the distributors who we intend to use to market to these customers, may not purchase our hydrogen generators at all or in sufficient quantities to support the growth of our business. Our hydrogen generators will require our target customers to make a substantial initial investment, currently ranging from approximately $40,000 to $200,000 per unit for our HOGEN models. Our method of supplying hydrogen by producing it on-site using PEM electrolysis represents a significant departure from conventional means of supplying hydrogen to end users. PEM electrolysis is a new and unproven technology in the markets we are targeting, and we do not know if our targeted customers will accept our product. In addition, we have just begun to demonstrate that we can supply hydrogen to our targeted customers at a lower cost than conventionally delivered hydrogen.

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

  . the cost competitiveness of PEM fuel cells compared to existing and new technologies

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

   We will be expanding our manufacturing facilities in anticipation of increased demand for our products. If this demand does not materialize, we will not generate sufficient revenue to offset the costs of developing and operating these facilities, which could increase our losses and prevent us from growing our business.We expect to expand our production and may experience delays or problems in our expected expansion that could compromise our ability to increase our sales and grow our business. Factors that could delay or prevent our expected production expansion include:

  . the inability to purchase parts or components in adequate quantities or sufficient quality;

  .  the cost of raw materials;

  .  the failure to increase our assembly and test operations;

  .  the failure to hire and train additional manufacturing personnel; and

  .  the failure to develop and implement manufacturing processes and equipment.

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

   We intend to market, distribute and service our products internationally and we may derive a significant portion of our revenue from international sales. If we fail to successfully sell our products internationally, our ability to increase our future revenue and grow our business would be impaired. We have limited experience developing, and limited experience manufacturing, our products to comply with the commercial and legal requirements of international markets. Our success in those markets will depend on our ability to secure relationships with foreign resellers and our ability to manufacture products that meet foreign regulatory and commercial requirements. In addition, our planned international operations may be subject to a variety of additional risks, including:

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

   Our directors, executive officers and individuals or entities affiliated with our directors as a group beneficially own approximately twenty five percent of our outstanding common stock. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of our directors, and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us or our other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.

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

   The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

                            Fair Value of Investments at Expected Maturity Date
                            --------------------------------------------------
                               2002         2003         2004        Total
                            -----------  -----------  ----------  ------------
 Investments
    Fixed Rate Investments. $88,839,638  $73,654,575  $2,888,788  $165,383,001
    Average Interest.......        5.98%        4.58%       4.70%         5.33%

ITEM 8.  Financial Statements and Supplementary Data

                               TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
Report of Independent Accountants..........................................................  29
Consolidated Balance Sheets--December 31, 2001 and 2000....................................  30
Consolidated Statements of Operations for the Years ended December 31, 2001, 2000, and 1999  31
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years ended
  December 31, 2001, 2000, and 1999........................................................  32
Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000, and 1999  33
Notes to Consolidated Financial Statements.................................................  34

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Proton Energy Systems, Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Proton Energy Systems, Inc. at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
February 14, 2002

                        Part II--FINANCIAL INFORMATION

                                    ITEM 1.
                             FINANCIAL STATEMENTS

                          PROTON ENERGY SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                              December 31,  December 31,
                                                                                  2001          2000
                                                                              ------------  ------------
                                   ASSETS
Current assets:
   Cash and cash equivalents................................................. $  1,836,899  $  1,360,127
   Marketable securities (Note 3)............................................  165,383,001   173,389,002
   Accounts receivable.......................................................    1,011,259       289,816
   Inventories and deferred costs (Note 4)...................................    3,143,164     1,649,674
   Related party note receivable (Note 11)...................................      110,801            --
   Other current assets......................................................    2,442,530     2,612,610
                                                                              ------------  ------------
       Total current assets..................................................  173,927,654   179,301,229
                                                                              ------------  ------------
Fixed assets, net (Note 5)...................................................    7,152,156     1,204,353
Related party note receivable, long term portion (Note 11)...................      133,475            --
Other assets, net............................................................      654,957       246,889
                                                                              ------------  ------------
       Total assets.......................................................... $181,868,242  $180,752,471
                                                                              ============  ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................................................... $    718,112  $    185,733
   Accrued expenses..........................................................      724,431       435,598
   Accrued construction costs................................................    1,603,640            --
   Accrued compensation......................................................      234,661       507,250
   Deferred revenue..........................................................      884,248     1,035,302
   Customer advances.........................................................      509,973       156,549
   Taxes payable.............................................................           --       125,000
                                                                              ------------  ------------
       Total current liabilities.............................................    4,675,065     2,445,432
                                                                              ------------  ------------
Long term liabilities:
   Construction loan (Note 6)................................................    1,166,000            --
                                                                              ------------  ------------
       Total liabilities.....................................................    5,841,065     2,445,432
                                                                              ------------  ------------
Commitments and contingencies (Note 9)
Stockholders' equity (Note 7):
   Preferred stock, undesignated, $.01 par value per share; 5,000,000 shares
     authorized, no shares issued or outstanding.............................           --            --
   Common stock, $.01 par value; 100,000,000 shares authorized; 33,228,495
     and 33,088,043 shares issued and outstanding, respectively..............      332,285       330,880
   Additional paid-in capital................................................  242,034,880   242,092,743
   Unearned compensation.....................................................   (1,447,629)   (2,374,361)
   Accumulated other comprehensive income (Note 3)...........................    2,092,949       289,000
   Accumulated deficit.......................................................  (66,985,308)  (62,031,223)
                                                                              ------------  ------------
       Total stockholders' equity............................................  176,027,177   178,307,039
                                                                              ------------  ------------
       Total liabilities and stockholders' equity............................ $181,868,242  $180,752,471
                                                                              ============  ============

   The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended December 31,
                                                              ---------------------------------------
                                                                  2001          2000         1999
                                                              ------------  ------------  -----------
Contract revenue............................................. $  1,215,465  $    644,253  $   933,512
Product revenue..............................................    1,752,556        55,950           --
                                                              ------------  ------------  -----------
       Total revenues........................................    2,968,021       700,203      933,512

Costs and expenses:
   Costs of contract revenue.................................    1,001,306       396,169      354,532
   Costs of production.......................................    2,533,841       247,692      154,000
   Research and development..................................    6,500,129     3,227,421    2,181,548
   General and administrative................................    6,950,296     4,517,511    1,705,369
                                                              ------------  ------------  -----------
       Total costs and expenses..............................   16,985,572     8,388,793    4,395,449
                                                              ------------  ------------  -----------
Loss from operations.........................................  (14,017,551)   (7,688,590)  (3,461,937)
Interest income, net.........................................    8,949,996     4,198,865      172,227
Gain on sale of marketable securities........................      113,470            --           --
                                                              ------------  ------------  -----------
Net loss.....................................................   (4,954,085)   (3,489,725)  (3,289,710)
Deemed preferred dividends and accretion.....................           --   (52,691,154)    (899,000)
                                                              ------------  ------------  -----------
Net loss attributable to common stockholders................. $ (4,954,085) $(56,180,879) $(4,188,710)
                                                              ============  ============  ===========
Basic and diluted net loss per share attributable to common
  stockholders............................................... $      (0.15) $      (5.92) $     (2.20)
                                                              ============  ============  ===========
Shares used in computing basic and diluted net loss per share
  attributable to common stockholders........................   33,161,301     9,483,738    1,900,000
                                                              ============  ============  ===========


   The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   Accumulated                    Total
                                      Common Stock      Additional                    Other                   Stockholders'
                                   -------------------   Paid-In       Unearned   Comprehensive Accumulated      Equity
                                     Shares    Amount    Capital     Compensation    Income       Deficit       (Deficit)
                                   ---------- -------- ------------  ------------ ------------- ------------  -------------
Balance at December 31, 1998......  1,900,000 $ 19,000 $         --  $        --   $       --   $ (5,177,634) $ (5,158,634)
Unearned compensation related to
 stock option grants..............         --       --    1,099,281   (1,099,281)          --             --            --
Amortization of unearned
 compensation.....................         --       --           --      290,460           --             --       290,460
Accretion.........................         --       --     (899,000)          --           --             --      (899,000)
Net loss..........................         --       --           --           --           --     (3,289,710)   (3,289,710)
                                   ---------- -------- ------------  -----------   ----------   ------------  ------------
Balance at December 31, 1999......  1,900,000   19,000      200,281     (808,821)          --     (8,467,344)   (9,056,884)
Issuance of common stock..........  8,051,950   80,519  125,768,765           --           --             --   125,849,284
Conversion of preferred stock into
 common stock..................... 22,659,093  226,591   65,862,596           --           --             --    66,089,187
Issuance of common stock upon
 exercise of warrants.............    424,689    4,247      586,111           --           --             --       590,358
Issuance of common stock upon
 exercises of stock options.......     52,311      523        8,483           --           --             --         9,006
Unearned compensation related to
 stock option grants..............         --       --    2,161,427   (2,161,427)          --             --            --
Amortization of unearned
 compensation.....................         --       --           --      595,887           --             --       595,887
Deemed preferred dividends and
 accretion........................         --       --   47,457,155           --           --    (50,074,154)   (2,616,999)
Issuance of stock option awards...         --       --       47,925           --           --             --        47,925
Change in unrealized gain on
 marketable securities (Note 3)...         --       --           --           --      289,000             --       289,000
Net loss..........................         --       --           --           --           --     (3,489,725)   (3,489,725)
                                   ---------- -------- ------------  -----------   ----------   ------------  ------------
Balance at December 31, 2000...... 33,088,043  330,880  242,092,743   (2,374,361)     289,000    (62,031,223)  178,307,039
Issuance of common stock..........     13,829      138       67,397           --           --             --        67,535
Issuance of common stock upon
 exercises of stock options.......    126,623    1,267       25,142           --           --             --        26,409
Unearned compensation related to
 stock option grants..............         --       --     (172,452)     172,452           --             --            --
Amortization of unearned
 compensation.....................         --       --           --      754,280           --             --       754,280
Issuance of stock option awards...         --       --       22,050           --           --             --        22,050
Change in unrealized gain on
 marketable securities (Note 3)...         --       --           --           --    1,803,949             --     1,803,949
Net loss..........................         --       --           --           --           --     (4,954,085)   (4,954,085)
                                   ---------- -------- ------------  -----------   ----------   ------------  ------------
Balance at December 31, 2001...... 33,228,495 $332,285 $242,034,880  $(1,447,629)  $2,092,949   $(66,985,308) $176,027,177
                                   ========== ======== ============  ===========   ==========   ============  ============

   The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year Ended December 31,
                                                       -----------------------------------------
                                                           2001           2000          1999
                                                       -------------  -------------  -----------
Cash flows from operating activities:
 Net loss............................................. $  (4,954,085) $  (3,489,725) $(3,289,710)
 Adjustments to reconcile net loss to net cash used in
   operations:
   Depreciation and amortization......................       541,472        296,292      164,588
   Amortization of premiums (discounts) on securities.       691,935       (251,000)          --
   Non-cash stock-based expense.......................       776,330        791,924      395,460
   Loss on disposal of assets.........................        54,879             --           --
   Changes in operating assets and liabilities:
     Accounts receivable..............................      (721,443)      (277,299)      12,483
     Inventories and deferred costs...................    (1,493,490)      (707,447)    (189,508)
     Other current assets.............................       170,080     (2,551,462)      (1,495)
     Other assets.....................................      (203,904)      (240,590)          --
     Accounts payable and accrued expenses............     2,152,263        845,822      172,503
     Income taxes payable.............................      (125,000)       125,000           --
     Deferred revenue and contract advances...........       202,370        703,369     (147,488)
                                                       -------------  -------------  -----------
       Net cash used in operating activities..........    (2,908,593)    (4,755,116)  (2,883,167)
                                                       -------------  -------------  -----------
Cash flows from investing activities:
 Purchases of fixed assets............................    (6,542,005)      (653,271)    (214,446)
 Purchases of marketable securities...................  (189,599,533)  (179,210,023)  (2,550,000)
 Proceeds from maturities and sales of marketable
   securities.........................................   198,717,548      8,911,021    2,750,000
 Issuance of related party note.......................      (275,000)            --           --
 Proceeds from repayment of related party note........        30,724             --           --
                                                       -------------  -------------  -----------
       Net cash provided by (used in) investing
        activities....................................     2,331,734   (170,952,273)     (14,446)
                                                       -------------  -------------  -----------
Cash flows from financing activities:
 Borrowings from long term debt.......................     1,166,000             --           --
 Payment of long term debt origination costs..........      (206,313)
 Proceeds from sale of common stock, net..............        67,535    125,849,284           --
 Proceeds from exercise of stock options..............        26,409          9,006           --
 Proceeds from exercise of warrants...................            --        590,358           --
 Proceeds from issuance of mandatorily redeemable
   convertible preferred stock and warrants...........            --     50,038,159    3,000,000
                                                       -------------  -------------  -----------
       Net cash provided by financing activities......     1,053,631    176,486,807    3,000,000
                                                       -------------  -------------  -----------
Net increase in cash..................................       476,772        779,418      102,387
Cash and cash equivalents at beginning of period......     1,360,127        580,709      478,322
                                                       -------------  -------------  -----------
Cash and cash equivalents at end of period............ $   1,836,899  $   1,360,127  $   580,709
                                                       =============  =============  ===========

   The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Formation and Operations of the Company

   Proton Energy Systems, Inc. (the "Company") was incorporated in Delaware on August 16, 1996 to design, develop and manufacture proton exchange membrane ("PEM") electrochemical products. The Company employs PEM electrochemical products in hydrogen generation and power generating and storage devices for use in a variety of commercial applications. The Company manufactures products for the domestic and international industrial gas market and operates in a single segment. Through 2000, the Company was considered a development stage company, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". During 2001, the Company began to generate significant revenue from its principal operations. As a result, the Company is no longer considered to be a development stage enterprise.

2.  Summary of Significant Accounting Policies

   Significant accounting policies followed in the preparation of these financial statements are as follows:

  Principles of Consolidation

   The consolidated financial statements include the accounts of Proton Energy Systems, Inc. and its wholly owned limited liability company, Technology Drive LLC, after elimination of significant intercompany transactions.

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

  Revenue Recognition

   The Company generates revenue from two principal sources: product sales and long-term contracts. In 1999, the Company began delivering hydrogen generators under commercial agreements. Revenue and costs on such delivered units were deferred until the expiration of the product warranty period. In the fourth quarter of 2001, the Company determined that it had adequate product warranty information and experience to begin recognizing product revenue related to sales of HOGEN 40 units upon shipment. As a result, the Company recognized previously deferred revenue of $754,000. The Company will continue to defer revenue on shipments of its Chrysalis and HOGEN 380 hydrogen products until such units are past the product warranty period or until the Company has adequate warranty history. The Company had deferred product revenue of $884,248 and $1,035,302 as of December 31, 2001 and 2000 respectively.

   The Company receives payments under customer-sponsored research and development contracts related to our PEM technology and regenerative fuel cell systems development. For those research and development contracts that require the Company to meet specific obligations as defined in the agreements (including delivery and acceptance of units), amounts advanced pursuant to the contracts are recognized as liabilities until such obligations are met. Once the obligations are met, the amounts are recognized as contract revenue. For those research and development contracts which do not require the Company to meet specific obligations, the Company recognizes contract revenue utilizing the percentage-of-completion method, which is based on the relationship of costs incurred to total estimated contract costs. As of December 31, 2001, four research and development contracts were in place pursuant to which the Company had received $509,973 of customer advances. As of December 31, 2000, the Company had received $156,549 of such advances under two contracts.

                          PROTON ENERGY SYSTEMS, INC.

  Shipping and Handling Costs

   Costs incurred in the shipping and handling of customers' goods are included in general and administrative expenses.

  Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with original maturity dates of three months or less as of the purchase date to be cash equivalents. The Company invests excess cash primarily in a money market account at a major banking institution, which is subject to credit and market risk.

  Restricted Cash

   In connection with the construction of its new Wallingford facility, the Company entered into a sales and use tax exemption program with the Connecticut Development Authority. As part of that program, the Company was required to place $420,910 of cash in escrow. This restricted cash is classified in the balance sheet under "other assets."

  Marketable Securities

   The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2001, the Company's investment portfolio consisted of U.S. government and agency securities that are held by two major banking institutions.

   Securities are carried at fair value with the unrealized gains and losses reported as a separate component of stockholders' equity. The specific identification method was used to determine cost in computing the unrealized gain or loss.

  Comprehensive Income (Loss)

   Comprehensive income (loss) is defined as changes in equity other than transactions resulting from investments by owners and distributions to owners. The Company's comprehensive loss for the years ended December 31, 2001 and December 31, 2000, consisted of reported net loss and unrealized gains on marketable securities and totaled $3,122,019 and $55,891,879, respectively. The Company's comprehensive loss for the year ended December 31, 1999 was the same as its net loss.

  Inventory

   Inventory is recorded at the lower of cost or market value. Cost is determined by the first-in, first-out method.

  Fixed Assets

   Fixed assets are stated at cost and are depreciated using the straight-line method over the following estimated useful lives by asset category:

Asset Category                           Estimated Useful Life
--------------                           ---------------------
Machinery and equipment................. 7 years
Leasehold improvements.................. Shorter of remaining life of lease or 7 years
Office furniture, fixtures and equipment 3-5 years

                          PROTON ENERGY SYSTEMS, INC.

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

  Warranty Costs

   The Company's warranty policy is limited to replacement parts and services and expires one year from date of shipment. Estimated warranty obligations are provided for as costs of production in the period in which the related revenue is recognized.

  Income Taxes

   The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

  Concentration of Risks

   Concentration of credit risk exists with respect to cash and cash equivalents, investments and vendors. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. In addition, certain critical product components are only available from one source for which the source maintains proprietary rights.

   For the years ended December 31, 2001 and 2000, contract revenue from government-sponsored agencies accounted for approximately 41% and 92% of total revenue, respectively. At December 31, 2001 and 2000, accounts receivable from government-sponsored agencies accounted for approximately 45% and 65% of total accounts receivable, respectively.

   For the year ended December 31, 2001, four customers comprised 54% of product revenue.

  Loss per Share

   Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average common shares outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods of net loss as recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive.

  Stock-Based Compensation

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations, as clarified by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," in accounting for its stock option plan and stock awards

                          PROTON ENERGY SYSTEMS, INC.

with the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). Under APB 25, compensation expense is computed to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is then recognized over the vesting period. The Company accounts for equity instruments issued to non-employees in accordance with SFAS 123 and the consensus in Emerging Issues Task Force ("EITF") 96-18. These pronouncements require the fair value of equity instruments given as consideration for services rendered be recognized as a non-cash charge to income over the shorter of the vesting or service period. The equity instruments must be revalued on each subsequent reporting date until performance is complete with a cumulative catch-up adjustment recognized for any changes in their fair value.

  Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" ("SFAS 141") and SFAS 142, "Goodwill and other Intangible Assets" ("SFAS 142"). SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires these business combinations to be accounted for using the purchase method of accounting. SFAS 142 applies to all goodwill and intangibles acquired in a business combination. Under SFAS 142, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but will be tested for impairment within six months of adoption of the statement, and at least annually thereafter. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. The adoption of these standards in 2002 is not expected to have an impact on the Company's financial condition or results of operations.

   In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this standard in 2003 is not expected to have an impact on the Company's financial condition or results of operations.

   In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard in 2002 is not expected to have a material impact on the Company's financial condition or results of operations.

  Reclassifications

   Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

                          PROTON ENERGY SYSTEMS, INC.

3.  MARKETABLE SECURITIES

   The following tables summarize investments:

                                             Gross      Gross
                               Amortized   Unrealized Unrealized
                                 Cost        Gains      Losses    Fair Value
                              ------------ ---------- ---------- ------------
   December 31, 2001
   U.S. government securities $163,290,052 $2,129,649  $(36,700) $165,383,001
                              ------------ ----------  --------  ------------
                              $163,290,052 $2,129,649  $(36,700) $165,383,001
                              ============ ==========  ========  ============

                                             Gross      Gross
                               Amortized   Unrealized Unrealized
                                 Cost        Gains      Losses    Fair Value
                              ------------ ---------- ---------- ------------
   December 31, 2000
   U.S. government securities $173,100,002 $  294,000  $ (5,000) $173,389,002
                              ------------ ----------  --------  ------------
                              $173,100,002 $  294,000  $ (5,000) $173,389,002
                              ============ ==========  ========  ============

   As of December 31, 2001 and 2000, the approximate fair values of marketable securities by maturity date are as follows:

                                       2001         2000
                                   ------------ ------------ -
                Less than one year $ 88,839,638 $165,102,600
                One to five years.   76,543,363    8,286,402
                                   ------------ ------------ -
                                   $165,383,001 $173,389,002
                                   ============ ============ =

   Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders' equity. Proceeds from the sale of a security in 2001 totaled $15,546,432. The cost was determined using the specific identification method and the resulting realized gain was $113,470. The net unrealized gain from marketable securities was $2,092,949 and $289,000 at December 31, 2001 and 2000, respectively.

4.  INVENTORIES AND DEFERRED COSTS

   Inventories and deferred costs are as follows:

                                         December 31,
                                     ---------------------
                                        2001       2000
                                     ---------- ----------
                     Raw materials.. $1,177,126 $  545,583
                     Work in process    534,809    133,315
                     Finished goods.  1,431,229    970,776
                                     ---------- ----------
                                     $3,143,164 $1,649,674
                                     ========== ==========

   Deferred costs of $716,358 and $970,776 are included in finished goods as of December 31, 2001 and 2000 respectively. These costs of production have been deferred until the Company recognizes the related product revenue.

                          PROTON ENERGY SYSTEMS, INC.

5.  FIXED ASSETS

                                                      December 31,
                                                -----------------------
                                                   2001         2000
                                                -----------  ----------
       Machinery and equipment................. $ 1,046,546  $  805,229
       Leasehold improvements..................     368,225     280,705
       Office furniture, fixtures and equipment   1,376,101     738,090
       Construction in process.................   5,450,275      12,585
                                                -----------  ----------
                                                $ 8,241,147  $1,836,609
       Less: accumulated depreciation..........  (1,088,991)   (632,256)
                                                -----------  ----------
                                                  7,152,156   1,204,353
                                                ===========  ==========

   Construction in process is primarily comprised of the land purchased for construction of the new facility, costs to prepare the land for construction, and building construction costs. Depreciation expense was $539,323, $296,292, and $164,588 for the years ended December 31, 2001, 2000 and 1999, respectively.

6.  DEBT

   In December 2001, Technology Drive LLC, a limited liability company wholly owned by us, entered into a $6,975,000 loan agreement with a major financial institution, in connection with the construction of the Company's new facility in Wallingford, Connecticut. Under the terms of the loan, the business assets of Technology Drive LLC, including the land and building, are subject to lien. The loan agreement is structured as a one-year construction loan with monthly payments of interest only until December 2002 at which time the loan converts to a seven-year term note. The term note amortizes based upon a fifteen-year schedule with a final lump sum payment due at the maturity date of December 31, 2009. The note is guaranteed by Proton Energy Systems, Inc., the managing member of Technology Drive LLC and bears interest at the one month LIBOR plus 2.375% (4.42% at December 31, 2001).

   At December 31, 2001, $1,166,000 is outstanding under the note and is classified as long-term debt. The Company is required to comply with certain covenants including the maintenance of adequate insurance coverage and a liquidity covenant requiring the Company to maintain cash and marketable securities of not less than $20 million.

   In connection with the loan facility, the Company incurred approximately $206,000 of loan origination costs. These costs are being amortized over the term of the loan.

7.  CAPITAL STRUCTURE

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

                          PROTON ENERGY SYSTEMS, INC.

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

   In May 2000, the Company issued 103,163 shares of Series A-1 Preferred Stock to a service provider for services rendered. For the years ended December 31, 2000 and 1999, the Company incurred approximately $148,000 and $105,000, respectively, in expense for services rendered.

   In October 2000, 424,689 shares of Series B Preferred Stock were issued as a result of the exercise and conversion of warrants to acquire Series B Preferred Stock. Of the 441,959 then outstanding warrants, 295,179 warrants were exercised for cash and 146,780 were converted to 129,510 shares of Series B Preferred stock.

   Holders of the Series A, Series A-1, Series B, Series B-1 and Series C mandatorily redeemable preferred stock had redemption rights equal to the original purchase price plus dividends at 8% per annum (compounded annually) for each year in which dividends were not declared and paid. Until the date of conversion, as noted above, such dividends had not been declared or paid and were being accreted annually to the carrying value of the Preferred Stock from additional paid-in capital or accumulated deficit if additional paid-in capital were not available. The Company recognized $2,616,999 and $899,000 in accretion for the years ended December 31, 2000 and 1999, respectively.

   All outstanding shares of Series A, Series A-1, Series B, Series B-1 and Series C mandatorily redeemable preferred stock automatically converted into 22,659,093 shares of common stock on a one for one basis, upon the closing of the Company's initial public offering of common stock in October 2000.

  Preferred Stock

   In June 2000, the Company created a class of 5,000,000 authorized but undesignated shares of preferred stock, par value $.01.

  Common Stock

   The Company has authorized 100,000,000 shares of common stock, par value $.01 per share. The Company issued 1,900,000 shares of common stock upon incorporation. Of the 1,900,000 issued shares, 1,400,000 shares were issued to the Company's founders, subject to a vesting schedule. At December 31, 2001, the shares were fully vested.

   In connection with a February 1998 customer-sponsored research and development contract, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at a purchase price of $1.10 per share. At December 31, 2001, the warrant was fully exercisable and expires in February 2008.

   In October 2000, the Company completed an initial public offering of 8,050,000 shares of common stock at an offering price of $17.00 per share, including 1,050,000 shares pursuant to the underwriters' exercise of their over-allotment option. The Company received proceeds of $125.8 million, which was net of $11 million of expenses and underwriting discounts relating to the issuance and distribution of the securities. Upon the closing of the offering, all of the Company's then outstanding preferred stock automatically converted into common stock on a one-for-one basis.

                          PROTON ENERGY SYSTEMS, INC.

8.  EMPLOYEE BENEFIT AND STOCK OPTION PLANS

  Stock Option Plan

   The Company has two stock option plans: the 1996 Stock Option Plan (the "1996 Plan") and the 2000 Stock Option Plan (the "2000 Plan"). The Company has reserved a total of 7,700,000 shares of common stock for issuance under the 1996 and 2000 Plans. Together the Plans provide for the grants of non-qualified and incentive stock options, restricted stock awards and other stock-based awards to its employees, officers, directors, consultants and advisors. As determined by the Board of Directors, options are generally granted at the fair market value of the common stock at the time of grant. However, the Board of Directors has determined that the exercise price for each incentive stock option shall not be less than the fair market value of the Common Stock at the time the incentive stock option is granted. Options generally vest ratably over four years and expire ten years from the date of grant.

   A summary of stock option activity for the years ended December 31, 2001, 2000 and 1999 under the Plans is as follows:


                                                                         Weighted
                                                                         Average
                                                                         Exercise
                                                               Shares     Price
                                                              ---------  --------
Outstanding at January 1, 1999 (107,050 shares exercisable)..   374,201   $ 0.13
Granted......................................................   667,040     0.28
Cancelled or forfeited.......................................    (5,000)    0.35
                                                              ---------
Outstanding at December 31, 1999 (246,225 shares exercisable) 1,036,241     0.23
Granted...................................................... 1,811,871    11.86
Exercised....................................................   (52,311)    0.17
Cancelled or forfeited.......................................   (32,791)    0.17
                                                              ---------
Outstanding at December 31, 2000 (424,508 shares exercisable) 2,763,010     7.85
Granted......................................................   595,579     7.73
Exercised....................................................  (126,623)    0.21
Cancelled or forfeited.......................................   (63,105)    5.53
                                                              ---------
Outstanding at December 31, 2001 (829,801 shares exercisable) 3,168,861   $ 8.18
                                                              =========

   In connection with the grant of certain stock options to employees during 2000 and 1999, the Company recorded unearned stock compensation representing the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Compensation related to options that vest over time was recorded as unearned compensation, a component of stockholders' equity (deficit), and is being amortized over the vesting periods of the related options. During the years ended December 31, 2001, 2000 and 1999, the Company recorded non-cash compensation expense relating to these options totaling $716,319, $577,226 and $290,460, respectively. At December 31, 2001 and 2000, the unearned compensation balance is $1,408,045 and $2,249,702, respectively.

                          PROTON ENERGY SYSTEMS, INC.

   The following table summarizes additional information about stock options outstanding at December 31, 2001:

                                  Options Outstanding            Options Exercisable
                         ------------------------------------- ------------------------
                                           Weighted
                             Number        Average    Weighted     Number      Weighted
                           Outstanding    Remaining   Average    Exercisable   Average
                         at December 31, Contractual  Exercise at December 31, Exercise
Range of Exercise Prices      2001       Life (years)  Price        2001        Price
------------------------ --------------- ------------ -------- --------------- --------
     $  .11-$  .15......      444,589        6.35      $ 0.14      377,589      $ 0.14
        .35-    .50.....      469,520        7.34        0.38      188,945        0.37
       2.00-  6.00......      493,212        8.70        5.82      108,050        5.88
       6.35- 10.31......      484,379        9.78        7.72        9,050        9.36
      10.75- 15.25......      443,661        8.99       11.05        5,500       12.80
      16.88- 17.00......      833,000        8.51       17.00      140,542       17.00
      24.13- 24.13......          500        8.79       24.13          125       24.13
                            ---------        ----      ------      -------      ------
                            3,168,861        8.33      $ 8.18      829,801      $ 3.98
                            =========                              =======

   The fair value of each option grant is estimated on the date of grant using the minimum value option-pricing model through December 31, 1999, and the Black Scholes option-pricing model from January 1, 2000 through December 31, 2001, with the following assumptions:

                                     2001        2000        1999
                                  ----------- ----------- -----------
          Risk free interest rate 4.57%-5.39% 5.17%-6.68% 4.82%-6.48%
          Expected dividend yield    None        None        None
          Expected life of option   5 years     5 years     6 years
          Expected volatility....    100%        100%         0%

   The weighted average fair value of options granted during 2001, 2000 and 1999 was $5.93, $9.17 and $1.81, respectively.

   If compensation expense had been recognized based on the fair value of options at their grant date, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the net loss for the years ended December 31, 2001, 2000 and 1999 would have been as follows:

                                                     2001          2000         1999
                                                  -----------  ------------  -----------
Net loss attributable to common stockholders:
   As reported................................... $(4,954,085) $(56,180,879) $(4,188,710)
   Pro forma under SFAS 123......................  (9,780,706)  (57,588,581)  (4,439,118)
Basic and diluted net loss per share attributable
  to common shareholders:
   As reported................................... $      (.15) $      (5.92) $     (2.20)
   Pro forma under SFAS 123......................        (.29)        (6.07)       (2.34)

   The above pro forma results are not necessarily indicative of future results.

   During the years ended December 31, 2001 and 2000, the Company granted fully vested, non-qualified stock options with a ten-year term, to non-employees to purchase 3,000 and 5,500 shares of common stock, respectively. The Company recognized compensation expense based on the fair value of these options of $22,050 and $47,925 for the years ended December 31, 2001 and 2000, respectively.

                          PROTON ENERGY SYSTEMS, INC.

   In September 2000, the Company granted non-qualified stock options to a non-employee to purchase 15,000 shares that vest over four years and expire at the end of ten years. Accounting for these options require that they be revalued on each subsequent reporting date until performance is complete or vesting occurs with a cumulative catch-up adjustment recognized for any changes in fair value. Compensation related to these options was recorded as unearned compensation, a component of stockholders' deficit, and is being amortized over the vesting periods of the related options. As of December 31, 2001, 3,750 options have vested with a fair value of $14,888 or $3.97 per share. The remaining unvested options have an estimated fair value of $81,338 or $7.23 per share. The Company's results of operations for the years ended December 31, 2001 and 2000 include a non-cash charge of $37,961 and $18,661 respectively, for the amortization of the fair value of these options. At December 31, 2001 and 2000, the unearned compensation balance is $39,584 and $124,659, respectively. The Company's future results of operations could be materially impacted by a change in valuation of these unvested stock options as a result of future increases or decreases in the price of the Company's common stock.

   The fair value of each non-employee option grant is estimated using the Black Scholes option-pricing model with the following assumptions:

                                           2001        2000
                                        ----------- -----------
                Risk free interest rate 4.50%-5.46% 5.12%-6.21%
                Expected dividend yield    None        None
                Expected life of option 5-10 years  5-10 years
                Expected volatility....    100%        100%

  2000 Employee Stock Purchase Plan

   In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan. A total of 250,000 shares of common stock have been reserved for issuance under this plan. Eligible employees may purchase common stock pursuant to payroll deductions at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each three-month offering period.Employee contributions are limited to 10% of an employee's eligible compensation not to exceed amounts allowed by the Internal Revenue Code. As of December 31, 2001 and 2000, 15,779 and 1,950 shares of common stock were issued for proceeds of $84,940 and $17,404, respectively. As of December 31, 2001, 234,221 shares are available for future issuance.

  401(k) Plan

   In 1997, the Company established a 401(k) plan covering substantially all of its employees, subject to certain eligibility requirements. Participants have the option of contributing up to 15% of their annual compensation. In January 2002, the Company adopted a 50% match of employee contributions up to 6% of compensation.

9.  COMMITMENTS AND CONTINGENCIES

  Development, Marketing and Distribution Agreements

   In November 1999, the Company entered into an agreement with Matheson Tri-Gas, Inc. to develop, market and distribute hydrogen generators to be used solely in laboratory applications. This agreement grants the distributor worldwide exclusivity to the commercial sale of this product during the fifteen-year term of the contract as long as the distributor meets minimum purchases, as defined in the agreement. The Company retains the right to modify the contract once annually by providing six months notice. The Company recorded a loss of approximately $273,000 and $122,000 for orders received and delivered under this contract for the years ended December 31, 2001 and 2000, respectively. Any future loss recognition is contingent on the distributor placing additional orders and the Company's cost per unit exceeding the related sale price per unit.

                          PROTON ENERGY SYSTEMS, INC.

   In 2001, the Company entered into an agreement with the Connecticut Clean Energy Fund ("CCEF"). The agreement provides the Company with up to $1.5 million of funding to accelerate commercial deployment of the UNIGEN product. At such time as revenues from UNIGEN products reach $25 million annually the Company is required to repay CCEF 110% of the amounts advanced by them under the agreement. However, prior to the achievement of milestones described in this agreement, these funds are subject to repayment provisions based upon the occurrence of certain events. These events include a failure to maintain a Connecticut presence, the purchase of a controlling interest in the Company by a third party, the sale of substantially all of the Company's assets, the consolidation or merger of the Company with a third party, or the granting of the exclusive license to a third party to manufacture or use the UNIGEN product line. Because of these repayment provisions, the Company record funds received as liabilities until it achieves the contract milestones. At December 31, 2001, $200,000 had been received and is recorded in customer advances.

  Legal Proceedings

   Between July 3, 2001 and August 29, 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors as well as against the underwriters who handled the September 28, 2000 initial public offering ("IPO") of common stock. All of the complaints were filed allegedly on behalf of persons who purchased the Company's common stock from September 28, 2000 through and including December 6, 2000. The complaints are similar, and allege that the Company's IPO registration statement and final prospectus contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the IPO.

   The Company believes it has meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously. However, there can be no assurance that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

  Operating Leases

   At December 31, 2001, the Company was committed under operating leases for its facilities extending through June 2004. The Company also rents certain office equipment under operating leases.

   Rent expense under the non-cancelable operating leases was approximately $363,000, $197,000, and $118,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   Minimum lease payments under the noncancelable leases at December 31, 2001 are as follows:

                2002................................... $303,484
                2003...................................  228,721
                2004...................................  114,361
                                                        --------
                Total minimum obligations.............. $646,566
                                                        ========

                          PROTON ENERGY SYSTEMS, INC.

10.  INCOME TAXES

   The Company's gross deferred tax assets and liabilities were as follows:

                                                          December 31,
                                                    ------------------------
                                                       2001         2000
                                                    -----------  -----------
  Gross deferred tax assets:
     Net operating loss carryforwards.............. $ 5,701,000  $ 3,873,000
     Deferred revenue..............................     344,000      495,000
     Accrued expenses..............................     151,000      229,000
     Research and development tax credits..........      48,000      385,000
     Other.........................................      92,000       41,000
                                                    -----------  -----------
                                                      6,336,000    5,023,000
                                                    -----------  -----------
  Gross deferred tax liabilities:
     Depreciation..................................      84,000       97,000
     Unrealized gain on marketable securities......     815,000      113,000
     Deferred costs................................     279,000      403,000
                                                    -----------  -----------
                                                      1,178,000      613,000
                                                    -----------  -----------

     Net deferred tax asset........................   5,158,000    4,410,000
     Less: valuation allowance.....................  (5,158,000)  (4,410,000)
                                                    -----------  -----------
                                                    $        --  $        --
                                                    ===========  ===========

   At December 31, 2001, the Company had approximately $14.6 million of federal net operating loss carryforwards that expire beginning in the year 2011 through 2021 and approximately $14.9 million of state net operating loss carryforwards that expire beginning in the year 2001 through 2021.

   The amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability is limited as a result of certain ownership changes pursuant to
Section 382 of the Internal Revenue Code.

11.  RELATED PARTIES

   In October 2001, the Company loaned $275,000 to Walter W. Schroeder, the President and Chief Executive Officer of the Company and a director. The loan has a two year term and is payable in monthly installments of $10,000 each with a final payment due at maturity. The loan, which accrues interest at the prime rate (4.75% at December 31, 2001) contains no penalty for early repayment. At December 31, 2001, the balance of the loan was $244,276, which is recorded in related party note receivable.

   In 2001, the Company entered into a contract with STM to develop and deliver hydrogen generators (see Note 9). Richard A. Aube, a member of the Company's Board of Directors, is also a member of STM's Board of Directors.

                          PROTON ENERGY SYSTEMS, INC.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following tables set forth certain unaudited quarterly statement of operations data for the eight quarters ended December 31, 2001. This data has been derived from unaudited financial statements that, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                           2001 Quarters
                                                            -------------------------------------------
                                                              First        Second     Third    Fourth*
                                                             -------      --------   -------  -------
                                                            Amounts in 000s except for per share amount
Revenues................................................... $   239      $    555   $   364   $ 1,810
Cost and expenses..........................................   3,082         4,037     4,162     5,704
Loss from operations.......................................  (2,843)       (3,482)   (3,798)   (3,894)
Net loss...................................................    (264)       (1,171)   (1,567)   (1,952)
Net loss attributable to common stockholders...............    (264)       (1,171)   (1,567)   (1,952)
Basic and diluted net loss per share attributable to common
  stockholders.............................................   (0.01)        (0.04)    (0.05)    (0.06)
                                                                           2000 Quarters
                                                            -------------------------------------------
                                                              First        Second     Third    Fourth
                                                             -------      --------   -------  -------
Revenues................................................... $    56      $    131   $   350   $   163
Costs and expenses.........................................   1,300         1,523     2,092     3,348
Loss from operations.......................................  (1,244)       (1,392)   (1,742)   (3,185)
Net loss...................................................  (1,210)         (744)   (1,014)     (522)
Net loss attributable to common stockholders...............  (1,470)      (51,914)   (2,275)     (522)
Basic and diluted net loss per share attributable to common
  stockholders.............................................   (0.77)       (27.30)    (1.18)    (0.02)

--------
* See footnote 2 to the financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

   Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 5, 2002, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.  Directors of the Registrant

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

ITEM 13.  Certain Relationships and Related Transactions

   The information in the section entitled "Certain Transactions" and "Compensation Committe Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Documents filed as part of Form 10-K

1.  Financial Statements

   The financial statements of the Company have been included in Item 8 of this report:

  .  Balance Sheets as of December 31, 2001 and 2000.

  . Statements of Operations for each of the three years ended December 31, 2001, 2000 and 1999.

  . Statements of Changes in Stockholders' Equity (Deficit) for each of the three years ended December 31, 2001, 2000 and 1999.

  . Statements of Cash Flows for each of the three years ended December 31, 2001, 2000 and 1999.

  .  Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

   All financial statement schedules have been omitted since they are either not required or the information required is included in the financial statements or the notes thereto.

3.  Exhibit Listing

Exhibit  Description
-------  -----------

1.1*     Third Amended and Restated Certificate of Incorporation of the Registrant

1.2*     Amended and Restated By-Laws of the Registrant

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

10.2*    2000 Stock Incentive Plan

10.3*    2000 Employee Stock Purchase Plan

10.4*    Development, Marketing and Distribution Agreement, dated November 10, 1999, between the
           Registrant and Matheson Tri-Gas, Inc.

10.5*    Distribution Agreement, dated November 24, 1999, between the Registrant and Diamond Lite
           Limited

10.6*    Lease, dated as of May 27, 1997, between the Registrant and 50 Inwood Road Limited Partnership,
           as amended on January 29, 1998, March 1, 1999, and April 9, 1999 and December 4, 2000.

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

10.8*    Form of Series B Preferred Stock Purchase Warrant

10.9*    Common Stock Purchase Warrant, dated February 1998, issued to the Electric Power Research
           Institute

10.11*   Contract with the U.S. Department of Energy, dated May 21, 1998

10.12*   Form of Indemnification Agreement with directors and executive officers

10.13**  Lease, dated as of January 1, 2001, between the Registrant and the Connecticut Student Loan
           Foundation

10.14**  Purchase and Sale Agreement, dated as of March 8, 2001, between the Registrant and Wallingford
           Land, L.L.C

10.15**  Agreement, dated as of March 8, 2001, between the Registrant, Medway Associates Limited
           Partnership and Wallingford Land, L.L.C.

10.16**  Amendment dated December 4, 2000 to Lease, dated as of May 27, 1997, between Registrant and
           50 Inwood Road Limited Partnership.

10.17*** Secured Promissory Note, dated October 4, 2001, between the Registrant and Walter W.
           Schroeder.

10.18    Construction Loan Agreement dated as of December 7, 2001 between Technology Drive, LLC, a wholly owned limited liability company of the Registrant, and Webster Bank.

10.19    Construction Mortgage Note dated as of December 7, 2001 between Technology Drive, LLC, a wholly owned limited liability company of the Registrant, and Webster Bank.

10.20    Open-End Construction Mortgage Deed and Security Agreement dated as of December 7, 2001 between Technology Drive, LLC, a wholly owned limited liability company of the Registrant, and Webster Bank.

Exhibit Description
------- -----------

10.21   Guaranty Agreement dated as of December 7, 2001 between the Registrant and Webster Bank.

23.1    Consent of PricewaterhouseCoopers LLP

--------
  * Incorporated herein by reference to the identically numbered exhibit of the Company's registration statement on Form S-1, SEC File No. 333-39748.
 ** Incorporated herein by reference to the identically numbered exhibit of the Company's Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 000-31533.
*** Incorporated herein by reference to the identically numbered exhibit of the Company's Form 10-Q for the quarter ended September 30, 2001, SEC File No. 000-31533.

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2001.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROTON ENERGY SYTEMS, INC.

                                                /S/  WALTER W. SCHROEDER
                                          --------------------------------------
                                             Walter W. Schroeder, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                     Capacity                 Date
          ---------                     --------                 ----
  /S/  WALTER W. SCHROEDER    Chief Executive               March 29, 2002
-----------------------------   Officer, President and
     Walter W. Schroeder        Director (Principal
                                executive officer)
  /S/  ROBERT W. SHAW, JR.    Chairman of the Board         March 29, 2002
-----------------------------
     Robert W. Shaw, Jr.
     /S/   RICHARD AUBE       Director                      March 29, 2002
-----------------------------
        Richard Aube
    /S/   TRENT M. MOLTER     Senior Vice President of      March 29, 2002
-----------------------------   Technology and New Business
       Trent M. Molter          and Director
   /S/  GERALD B. OSTROSKI    Director                      March 29, 2002
-----------------------------
     Gerald B. Ostroski
    /S/  PHILIP R. SHARP      Director                      March 29, 2002
-----------------------------
       Philip R. Sharp
    /S/  JOHN A. GLIDDEN      Vice President of             March 29, 2002
-----------------------------   Finance (Principal
       John A. Glidden          financial and accounting
                                officer)