Form 10-Q
period 2002-03-31
PROTON ENERGY SYSTEMS INC
filed 2002-05-08
CIK 1114617

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2002

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
                   (State or other               (I.R.S.
                   jurisdiction of       Employer Identification
                  incorporation or               Number)
                    organization)

                     50 Inwood Road, Rocky Hill, CT 06067
             (Address of registrant's principal executive office)

                                (860) 571-6533
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares outstanding of the registrants common stock, par value $.01 per share, as of May 3, 2002 was 33,354,578.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PROTON ENERGY SYSTEMS, INC.

                              INDEX to FORM 10-Q

                        PART I.  FINANCIAL INFORMATION

                                                                                              Page
                                                                                              ----
Item 1--Financial Statements
  Condensed Consolidated Balance Sheets--March 31, 2002 (unaudited) and December 31, 2001....    1
  Condensed Consolidated Statements of Operations--Three-Month Periods ended March 31, 2002
     (unaudited) and March 31, 2001 (unaudited)..............................................    2
  Condensed Consolidated Statements of Cash Flows--Three-Month Periods ended March 31, 2002
     (unaudited) and March 31, 2001(unaudited)...............................................    3
  Notes to Condensed Consolidated Financial Statements (unaudited)...........................  4-7
Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations 8-10
Item 3--Quantitative and Qualitative Disclosures about Market Risk...........................   10

                          PART II.  OTHER INFORMATION

Item 1--Legal Proceedings....................................................................   11
Item 2--Changes in Securities and Use of Proceeds............................................   11
Item 3--Defaults upon Senior Securities......................................................   11
Item 4--Submission of Matters to a Vote of Security Holders..................................   11
Item 5--Other Information....................................................................   11
Item 6--Exhibits and Reports on Form 8-K.....................................................   11
Signatures...................................................................................   12

                         Part I-FINANCIAL INFORMATION

                                    ITEM 1.

                             FINANCIAL STATEMENTS

                          PROTON ENERGY SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31,    December 31,
                                                                                 2002           2001
                                                                              ------------  ------------
                                   ASSETS                                     (Unaudited)
Current assets:
   Cash and cash equivalents................................................. $  3,540,246  $  1,836,899
   Marketable securities (Note 3)............................................  159,027,662   165,383,001
   Accounts receivable.......................................................      790,841     1,011,259
   Inventories and deferred costs (Note 4)...................................    3,923,972     3,143,164
   Related party note receivable (Note 10)...................................      112,226       110,801
   Other current assets......................................................    2,649,434     2,442,530
                                                                              ------------  ------------
       Total current assets..................................................  170,044,381   173,927,654
                                                                              ------------  ------------
Fixed assets, net (Note 5)...................................................   10,306,640     7,152,156
Related party note receivable, long term portion (Note 10)...................      102,295       133,475
Other assets, net............................................................      643,038       654,957
                                                                              ------------  ------------
       Total assets.......................................................... $181,096,354  $181,868,242
                                                                              ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................................................... $    634,103  $    718,112
   Accrued expenses..........................................................      397,077       565,290
   Accrued construction costs................................................    2,259,229     1,603,640
   Accrued compensation......................................................      757,001       393,802
   Deferred revenue..........................................................      971,198       884,248
   Customer advances.........................................................      397,750       509,973
                                                                              ------------  ------------
       Total current liabilities.............................................    5,416,358     4,675,065
                                                                              ------------  ------------
Long term liabilities:.......................................................
   Construction loan (Note 7)................................................    2,819,182     1,166,000
                                                                              ------------  ------------
       Total liabilities.....................................................    8,235,540     5,841,065
                                                                              ------------  ------------

Commitments and contingencies (Note 9)

Stockholders' equity:
   Preferred stock, undesignated, $.01 par value per share; 5,000,000 shares
     authorized, no shares issued or outstanding.............................           --            --
   Common stock, $.01 par value; 100,000,000 shares authorized; 33,267,809
     and 33,228,495 shares issued and outstanding, respectively..............      332,678       332,285
   Additional paid-in capital................................................  242,021,607   242,034,880
   Unearned compensation.....................................................   (1,236,036)   (1,447,629)
   Accumulated other comprehensive income (Note 3)...........................      991,347     2,092,949
   Accumulated deficit.......................................................  (69,248,782)  (66,985,308)
                                                                              ------------  ------------
       Total stockholders' equity............................................  172,860,814   176,027,177
                                                                              ------------  ------------
       Total liabilities and stockholders' equity............................ $181,096,354  $181,868,242
                                                                              ============  ============

   The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three Months Ended March 31,
                                                                              ---------------------------
                                                                                  2002            2001
                                                                               -----------    -----------
Contract revenue............................................................. $   721,357     $   187,134
Product revenue..............................................................     216,576          51,800
                                                                               -----------    -----------
       Total revenues........................................................     937,933         238,934
Costs and expenses:
   Costs of contract revenue.................................................     456,572         205,370
   Costs of production.......................................................     567,555         243,421
   Research and development..................................................   2,216,965       1,036,937
   General and administrative................................................   1,705,758       1,596,241
                                                                               -----------    -----------
       Total costs and expenses..............................................   4,946,850       3,081,969
                                                                               -----------    -----------
Loss from operations.........................................................  (4,008,917)     (2,843,035)
Interest income, net.........................................................   1,721,684       2,578,988
Gain on sale of marketable securities........................................      23,759              --
                                                                               -----------    -----------
Net loss attributable to common stockholders................................. $(2,263,474)    $  (264,047)
                                                                               ===========    ===========
Basic and diluted net loss per share attributable to common stockholders..... $     (0.07)    $     (0.01)
                                                                               ===========    ===========
Shares used in computing basic and diluted net loss per share attributable to
  common stockholders........................................................  33,243,842      33,101,247
                                                                               ===========    ===========


   The accompanying notes are an integral part of the financial statements.

                          PROTON ENERGY SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Three Months Ended March 31,
                                                                   ---------------------------
                                                                       2002           2001
                                                                   ------------   ------------
Cash flows from operating activities:
 Net loss......................................................... $ (2,263,474)  $   (264,047)
 Adjustments to reconcile net loss to net cash used in operations:
     Depreciation and amortization................................      178,721         92,851
     Amortization of premiums (discounts) on securities...........      328,605        (57,993)
     Non-cash stock-based expense.................................      169,625        195,897
     Realized gain on sale of marketable securities...............      (23,759)
     Changes in operating assets and liabilities:
       Accounts receivable........................................      220,418       (136,214)
       Inventories and deferred costs.............................     (780,808)      (438,720)
       Other current assets.......................................     (206,904)      (584,101)
       Other assets...............................................        5,472        (74,203)
       Accounts payable and accrued expenses......................      766,566       (458,007)
       Deferred revenue and contract advances.....................      (25,273)       155,156
                                                                   ------------   ------------
          Net cash used in operating activities...................   (1,630,811)    (1,569,381)
                                                                   ------------   ------------
Cash flows from investing activities:
 Purchases of fixed assets........................................   (3,326,758)      (263,045)
 Purchases of marketable securities...............................  (15,091,990)   (37,758,388)
 Proceeds from maturities and sales of marketable securities......   20,040,881     57,589,354
 Proceeds from repayment of related party note....................       29,755             --
                                                                   ------------   ------------
          Net cash provided by investing activities...............    1,651,888     19,567,921
                                                                   ------------   ------------
Cash flows from financing activities:
 Borrowings from long term debt...................................    1,653,182             --
 Proceeds from sale of common stock, net..........................       14,720         16,207
 Proceeds from exercise of stock options..........................       14,368          5,937
                                                                   ------------   ------------
          Net cash provided by financing activities...............    1,682,270         22,144
                                                                   ------------   ------------
Net increase in cash..............................................    1,703,347     18,020,684
Cash and cash equivalents at beginning of period..................    1,836,899      1,360,127
                                                                   ------------   ------------
Cash and cash equivalents at end of period........................ $  3,540,246   $ 19,380,811
                                                                   ============   ============
Supplemental disclosure of cash paid during the period for:
 Interest......................................................... $     11,663   $         --
 Income taxes.....................................................           --             --


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

2.  BASIS OF PRESENTATION

   In 2001, the Company established Technology Drive LLC, a Connecticut limited liability company solely owned by the Company. Technology Drive LLC holds title to approximately 44 acres of land in Wallingford, Connecticut, where the Company is constructing its new headquarters, research and development and production facility. The condensed consolidated financial information includes the accounts of the Company and Technology Drive LLC, after elimination of intercompany transactions.

   The condensed consolidated financial information as of March 31, 2002, for the three-month periods ended March 31, 2002 and 2001 is unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed on March 29, 2002.

  Comprehensive Income (Loss)

   Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders' equity that are not the result of transactions with owners. The following table sets forth the components of comprehensive income:

                                                            March 31,
                                                     -----------------------
                                                        2002         2001
                                                     -----------  -----------
                                                     (unaudited)  (unaudited)
  Net loss.......................................... $(2,263,474)  $(264,047)
  Unrealized (losses) gains on marketable securities  (1,101,602)    435,659
                                                     -----------   ---------
  Total comprehensive (loss) income................. $(3,365,076)  $ 171,612
                                                     ===========   =========

  Reclassifications

   Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

                          PROTON ENERGY SYSTEMS, INC.

3.  MARKETABLE SECURITIES

   The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of March 31, 2002, the Company's investment portfolio consisted of U.S. government and agency securities held by two major banking institutions. The maturities of marketable securities are as follows:

                                      March 31,   December 31,
                                        2002          2001
                                     ------------ ------------
                                     (unaudited)
                  Less than one year $101,355,253 $ 88,839,638
                  One to five years.   57,672,409   76,543,363
                                     ------------ ------------
                                     $159,027,662 $165,383,001
                                     ============ ============

   Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders' equity. Proceeds from the sale of a security in the first quarter of 2002 totaled $1,028,675. The cost was determined using the specific identification method and the resulting realized gain was $23,759. The unrealized gain from marketable securities was $991,347 and $2,092,949 at March 31, 2002 and December 31, 2001, respectively.
At March 31, 2002, The Company had callable agency securities totaling approximately $7.1 million. These securities generate a higher relative rate of interest for the Company, in return for the issuer's right to call, at par value, the security before its maturity date.

4.  INVENTORIES AND DEFERRED COSTS

   Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

                                     March 31,  December 31,
                                       2002         2001
                                    ----------- ------------
                                    (unaudited)
                    Raw materials.. $1,239,308   $1,177,126
                    Work in process    702,468      573,911
                    Finished goods.  1,982,196    1,392,127
                                    ----------   ----------
                                    $3,923,972   $3,143,164
                                    ==========   ==========

   Deferred costs of $803,423 and $716,358 are included in finished goods as of March 31, 2002 and December 31, 2001, respectively. These costs of production have been deferred until the Company recognizes the related product revenue.

5.  FIXED ASSETS

                                                 March 31,   December 31,
                                                   2002          2001
                                                -----------  ------------
                                                (unaudited)
       Machinery and equipment................. $ 1,108,445  $ 1,046,546
       Leasehold improvements..................     368,225      368,225
       Office furniture, fixtures and equipment   1,431,224    1,376,101
       Construction in process.................   8,660,011    5,450,275
                                                -----------  -----------
                                                $11,567,905  $ 8,241,147
       Less: accumulated depreciation..........  (1,261,265)  (1,088,991)
                                                -----------  -----------
                                                 10,306,640    7,152,156
                                                ===========  ===========

                          PROTON ENERGY SYSTEMS, INC.

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

7.  DEBT

   In December 2001, Technology Drive LLC, a limited liability company wholly owned by us, entered into a $6,975,000 loan agreement with a major financial institution, in connection with the construction of the Company's new facility in Wallingford, Connecticut. Under the terms of the loan, the business assets of Technology Drive LLC, including the land and building, are subject to lien. The loan agreement is structured as a one-year construction loan with monthly payments of interest only until December 2002 at which time the loan converts to a seven-year term note. The term note amortizes based upon a fifteen-year schedule with a final lump sum payment due at the maturity date of December 31, 2009. The note is guaranteed by Proton Energy Systems, Inc., the managing member of Technology Drive LLC and bears interest at the one-month LIBOR plus 2.375% (4.245% at March 31, 2002). The Company is required to comply with certain covenants including the maintenance of adequate insurance coverage and a liquidity covenant requiring the Company to maintain cash and marketable securities of not less than $20 million. At March 31, 2002, $2,819,182 is outstanding under the note and is classified as long-term debt.

   In connection with the loan facility, the Company incurred approximately $206,000 of loan origination costs, which are being amortized over the term of the loan. For the three months ended March 31, 2002, amortization expense related to these costs totaled $6,447.

8.  STOCK OPTION GRANTS

   During 1999 and 2000, the Company issued common stock options at less than the fair value of its common stock. The compensation expense for such options is amortized over the vesting periods of the related options. Accordingly, the Company recorded stock-based compensation expense of $179,538 and $190,613 for the three-month periods ended March 31, 2002 and March 31, 2001, respectively.

9.  COMMITMENTS AND CONTINGENCIES

   In November 1999, the Company entered into an agreement with a Matheson Tri-Gas, Inc. ("Matheson"), to develop, market and distribute hydrogen generators to be used solely in laboratory applications. This agreement grants Matheson worldwide exclusivity to the commercial sale of this product during the fifteen-year term of the contract as long as the distributor meets minimum purchases, as defined in the agreement. The Company retains the right to modify the contract once annually by providing six months notice. In the three-month periods ended March 31, 2002 and 2001, the Company recorded losses of $64,000 and $112,000, respectively, under this contract. Any future loss recognition is contingent on the distributor placing additional orders and the Company's cost per unit exceeding the related sale price per unit.

                          PROTON ENERGY SYSTEMS, INC.

   In 2001, the Company entered into a 10-year agreement with STM Power, Inc. ("STM") for the exclusive supply of high-pressure hydrogen replenishment systems for Stirling Cycle Engines. Under an initial purchase order relating to this agreement, STM has agreed to provide $395,000 for the product development and delivery of prototype hydrogen replenishment systems. At March 31, 2002, $354,000 has been received and is recorded in customer advances.

   Also in 2001, the Company entered into an agreement with the Connecticut Clean Energy Fund ("CCEF"). The agreement provides the Company with financial assistance for up to $1.5 million to accelerate commercial deployment of the UNIGEN product. The Company is required to repay CCEF 110% of the amounts advanced by them under the agreement beginning at such time as revenues from UNIGEN products reach $25 million annually. However, prior to the achievement of milestones described in this agreement, these funds are subject to repayment provisions based upon the occurrence of certain events. These events include a failure to maintain a Connecticut presence, the purchase of a controlling interest in the Company by a third party, the sale of substantially all of the Company's assets, the consolidation or merger of the company with a third party, or the granting of the exclusive license to a third party to manufacture or use the UNIGEN product line. Because of these repayment provisions, the Company record funds received as liabilities until it achieves the contract milestones. At December 31, 2001, $200,000 had been received and was recorded in customer advances. During the first quarter of 2002 an additional $200,000 had been received. During the quarter ended March 31, 2002, the Company achieved the first two contract milestones and recognized the related $400,000 as an offset against costs and expenses.

10.  RELATED PARTIES

   In October 2001, the Company loaned $275,000 to Walter W. Schroeder, the President, Chief Executive Officer, and a director of the Company. The loan has a two-year term and is payable in monthly installments of $10,000 each with a final payment due at maturity. The loan, which accrues interest at the prime rate (4.75% at March 31, 2002) contains no penalty for early repayment. At March 31, 2002, the balance of the loan was $214,521, which is recorded in related party note receivable.

   In 2001, the Company entered into a contract with STM to develop and deliver hydrogen generators (see Note 9). Richard A. Aube, a member of the Company's Board of Directors, is also a member of STM's Board of Directors.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001. This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations and contain projections of our future results of operation or of our financial position or state other forward-looking information. However, there may be events in the future that we are unable to predict accurately or control. The factors in the sections captioned "Certain Factors That May Affect Future Results" and "Critical Accounting Policies" contained in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001, and below in this Form 10-Q under the "Legal Proceedings" caption, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Overview

   We were founded in 1996 to design, develop and manufacture PEM electrochemical products for commercial applications. Our proprietary PEM technology is incorporated in two families of products: hydrogen generators, of which we are currently manufacturing and delivering to customers, and regenerative fuel cell systems, which we are currently developing. Since our inception, we have funded our operations through private financings that raised approximately $61.6 million, including $50.1 million raised in a private financing in April 2000, and an initial public offering in October 2000 which raised net proceeds of approximately $125.8 million.

   We began delivering late-stage development models of our hydrogen generators to customers in 1999; revenue on such transactions has generally been deferred until the expiration of the product warranty period. In the fourth quarter of 2001, we determined that we had adequate product warranty information and experience to begin recognizing product revenue related to sales of HOGEN 40 units upon shipment. As a result, we recognized previously deferred HOGEN 40 series revenue of $754,000 in the fourth quarter 2001. The Company will continue to defer revenue on shipments of its Chrysalis and HOGEN 380 hydrogen products until such units are past the product warranty period or until the Company has adequate warranty history. As of March 31, 2002, we have deferred revenue of approximately $971,000 related to hydrogen generators, other than HOGEN 40 units, that we have delivered. In the future, we expect to derive the majority of our revenue from the sale of the hydrogen generator and regenerative fuel cell systems products we may develop.

   We derive contract revenue from customer-sponsored research and development contracts related to our PEM technology. For those contracts which do not require us to meet specific obligations, we recognize contract revenue utilizing the percentage-of-completion method, which is based on the relationship of costs incurred to total estimated contract costs. For those research and development contracts which require us to meet specified obligations, including delivery and acceptance obligations, amounts advanced to us pursuant to the contracts are recognized as contract liabilities until such obligations are met. Once the obligations are met, the amounts are recognized as contract revenue or as offsets to costs and expenses. Under these contracts, we have delivered HOGEN hydrogen generators and demonstration regenerative fuel cell systems.

   We have generated cumulative losses since our inception, and as of March 31, 2002, our accumulated deficit was $69.2 million, of which $50.7 million is attributable to deemed preferred dividends and accretion and $18.5 million is attributable to net losses since inception. We expect to continue to make significant investments in new product design and development for the foreseeable future. We expect to incur operating losses in 2002 and for the next several years and cannot predict when we will become profitable, if ever.

Results of Operations

  Comparison of the Three Months Ended March 31, 2002 and March 31, 2001

   Contract revenue. Contract revenue increased from $187,000 for the three months ended March 31, 2001 to $721,000 for the comparable period in 2002. The increase was due to research and development activity related to regenerative fuel cell systems under the DOE contract, as well as activity under the Naval Research Laboratory ("NRL") contract entered into in the fourth quarter of 2001. In the future, we expect contract revenue from government-sponsored research and development contracts to decrease as a percentage of total revenues as we begin to recognize increasing levels of revenue from product sales.

   Product revenue. Product revenue increased from $52,000 in the first quarter of 2001 to $217,000 for the first quarter of 2002. The increase in 2002 primarily relates to HOGEN 40 product revenue. Included in 2002 product revenue is HOGEN 40 product revenue of $183,000, Chrysalis product revenue of $22,000, and product rental revenue and spare part sales of $12,000.

   Costs of contract revenue. Costs of contract revenue increased from $205,000 for the first quarter of 2001 to $457,000 for the first quarter of 2002. The increase in 2002 reflects increased costs incurred under our DOE contract compared with 2001 as well as costs incurred under the new NRL contract.

   Costs of production. Costs of production increased from $243,000 for the first quarter of 2001 to $568,000 for the first quarter of 2002. The amounts in 2001 and 2002 reflect costs associated with manufacturing, refining and delivering our hydrogen generators which is in excess of the corresponding sales price as well as warranty costs on units in the field. The amount in 2002 also includes costs associated with anticipated sales price reductions as we transition to a new generation of the HOGEN 40 product line. Costs of production could increase if our warranty experience deteriorates.

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

   To date, under our initial order with Matheson Tri-Gas, Inc., we have recognized costs in excess of our contracted sales price in the amount of $458,000. We expect to continue to incur costs in excess of our sales price under this contract as we refine our production process.

   Research and development expenses. Research and development expenses increased from $1.0 million for the first quarter of 2001 to $2.2 million for the first quarter of 2002. The increase was due to an increase in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to increased salaries and benefits for our growing research and development staff and materials to support our research and development projects. We expect our research and development expenses to continue to increase in the future.

   General and administrative expenses. General and administrative expenses increased from $1.6 million for the first quarter of 2001 to $1.7 million for the first quarter of 2002. This change reflects an increase in salaries and benefits, resulting from an increase in employees.

   Interest income, net. Interest income decreased from $2.6 million for the first quarter of 2001 to $1.7 million for the first quarter of 2002. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates.

Liquidity and Capital Resources

   Since our inception in August 1996, we have financed our operations through the series A, A-1, B, B-1 and C convertible preferred stock issuances and our initial public offering that, in total, raised approximately $187.4 million. As of March 31, 2002, we had $162.6 million in cash, cash equivalents and marketable securities.

   Cash used in operating activities was $1.6 million for the three months ended March 31, 2002 and was primarily attributable to our net loss and increases in inventory and deferred costs, offset by increases in accounts payable and accrued expenses. Cash used in operating activities was $1.6 million for the comparable 2001 period and was primarily attributable to our net loss and increases in inventory and other current assets as well as decreases in accounts payable and accrued expenses, offset by increases in contract advances and deferred revenue.

   Cash provided by investing activities was $1.7 million for the three months ended March 31, 2002 and was primarily attributable to proceeds from the maturity of marketable securities offset by purchases of marketable securities and fixed assets. Cash provided by investing activities was $19.6 million for the three months ended March 31, 2001 and was primarily attributable to maturities of marketable securities offset by purchases of marketable securities.

   Cash provided by financing activities was $1.7 million for the three months ended March 31, 2002 and was primarily attributable to proceeds under our debt agreement. Cash provided by financing activities was $22,000 for the three months ended March 31, 2001.

   We anticipate that our cash and marketable securities on hand as of March 31, 2002 will be adequate to fund our operations, working capital and capital expenditure requirements for at least the next 12 months. We have purchased approximately 44 acres of land in Wallingford, CT and are building our new manufacturing facility. We expect to begin relocating our operations by mid-2002 and expect to spend approximately $4-$6 million over the next 6-9 months in connection with this facility. To date through March 31, 2002, we have invested approximately $8.9 million in connection with the facility, primarily related to the land purchase and costs to prepare the land for construction, and building construction costs. Over the next 12 months, we expect to continue to fund the production of our hydrogen generators and to continue our research and development activities on our regenerative fuel cell systems. We cannot assure you that we will not require additional financing to fund our operations or that, if required, any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available, we may be required to delay, reduce or eliminate some of our research and development or manufacturing programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

   We hold marketable securities consisting of U.S. government and agency securities that are held by two major banking institutions. Our marketable securities portfolio of approximately $159 million includes three agency securities totaling approximately $7.1 million with call options. These securities generate a higher relative rate of interest for the Company; in return, the embedded call option gives the agency the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

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

ITEM 2.  Changes in Securities and Use of Proceeds

   On October 4, 2000, we closed an initial public offering of our common stock. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was September 28, 2000, and the Commission file number assigned to the registration statement is 333-39748. After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our planned manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of March 31, 2002, approximately $16.1 million of the net proceeds of the offering had been used to fund operations and purchase fixed assets. The remaining net proceeds are invested in U.S. Government and Agency securities. In October 2001, we loaned $275,000 of the proceeds to Mr. Schroeder, who is president and a director of the Company. No other portion of the proceeds were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

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

                                          PROTON ENERGY SYSTEMS, INC.
                                          (Registrant)

                                          By:     /s/   WALTER W. SCHROEDER
                                          --------------------------------------
                                                   Walter W. Schroeder
                                          President and Chief Executive Officer

                                          By:         /S/  JOHN A. GLIDDEN
                                          --------------------------------------
                                                               John A. Glidden
                                                Vice President of Finance
                                           (Principal Financial and Accounting
                                                         Officer)

Date: May 8, 2002