Form 10-Q
period 2002-06-30
PROTON ENERGY SYSTEMS INC
filed 2002-08-08
CIK 1114617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-31533

PROTON ENERGY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1461988
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

10 Technology Drive, Wallingford, CT 06492
(Address of registrant’s principal executive office)

(203) 678-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of August 6, 2002 was 33,374,565.

PROTON ENERGY SYSTEMS, INC.

INDEX to FORM 10-Q

PART I.    FINANCIAL INFORMATION

Part I-FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS
PROTON ENERGY SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,695,319	$1,836,899
Marketable securities (Note 3)	155,366,410	165,383,001
Accounts receivable	1,036,770	1,011,259
Inventories and deferred costs (Note 4)	4,789,630	3,143,164
Related party note receivable (Note 10)	113,560	110,801
Other current assets	2,446,716	2,442,530

Total current assets	166,448,405	173,927,654

Fixed assets, net (Note 5)	14,035,241	7,152,156
Related party note receivable, long term portion (Note 10)	73,393	133,475
Other assets, net	634,043	654,957

Total assets	$181,191,082	$181,868,242

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$646,486	$718,112
Accrued expenses	861,494	565,290
Accrued construction costs	1,742,249	1,603,640
Accrued compensation	829,648	393,802
Deferred revenue	1,142,423	884,248
Customer advances	397,750	509,973

Total current liabilities	5,620,050	4,675,065

Long term liabilities:
Construction loan (Note 7)	5,140,307	1,166,000

Total liabilities	10,760,357	5,841,065

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, undesignated, $.01 par value per share; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 33,374,565 and 33,228,495 shares issued and outstanding, respectively	333,746	332,285
Additional paid-in capital	242,023,846	242,034,880
Unearned compensation	(1,039,708)	(1,447,629)
Accumulated other comprehensive income (Note 3)	1,441,794	2,092,949
Accumulated deficit	(72,328,953)	(66,985,308)

Total stockholders' equity	170,430,725	176,027,177

Total liabilities and stockholders' equity	$181,191,082	$181,868,242

The accompanying notes are an integral part of the financial statements.

PROTON ENERGY SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Contract revenue	$1,062,815	$219,818	$1,784,172	$406,952
Product revenue	254,143	335,426	470,719	387,226

Total revenues	1,316,958	555,244	2,254,891	794,178
Costs and expenses:
Costs of contract revenue	878,330	224,100	1,334,902	429,471
Costs of production	653,634	571,508	1,221,189	814,928
Research and development	2,354,362	1,442,209	4,571,327	2,479,147
General and administrative	2,071,139	1,799,736	3,776,897	3,395,976

Total costs and expenses	5,957,465	4,037,553	10,904,315	7,119,522

Loss from operations	(4,640,507)	(3,482,309)	(8,649,424)	(6,325,344)
Interest income, net	1,560,336	2,311,468	3,282,020	4,890,456
Gain on sale of marketable securities	—	—	23,759	—

Net loss attributable to common stockholders	$(3,080,171)	$(1,170,841)	$(5,343,645)	$(1,434,888)

Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.04)	$(0.16)	$(0.04)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	33,346,913	33,134,717	33,295,662	33,118,300

The accompanying notes are an integral part of the financial statements.

PROTON ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,343,645)	$(1,434,888)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	371,991	212,579
Amortization of premiums (discounts) on securities	687,114	100,978
Non-cash stock-based expense	328,902	399,867
Realized gain on sale of marketable securities	(23,759)	—
Loss on disposal of assets	118,092	—
Changes in operating assets and liabilities:
Accounts receivable	(25,511)	(143,144)
Inventories and deferred costs	(1,646,466)	(729,251)
Other current assets	(4,186)	168,966
Other assets	8,020	2,594
Accounts payable and accrued expenses	799,033	(131,676)
Deferred revenue and contract advances	145,952	189,877

Net cash used in operating activities	(4,584,463)	(1,364,098)

Cash flows from investing activities:
Purchases of fixed assets	(7,372,832)	(962,978)
Proceeds from sale of fixed assets	12,558	—
Purchases of marketable securities	(43,817,800)	(124,570,625)
Proceeds from maturities and sales of marketable securities	52,519,881	145,077,298
Proceeds from repayment of related party note	57,323	—

Net cash provided by investing activities	1,399,130	19,543,695

Cash flows from financing activities:
Borrowings from long term debt	3,974,307	—
Proceeds from sale of common stock, net	32,803	37,210
Proceeds from exercise of stock options	36,643	17,131

Net cash provided by financing activities	4,043,753	54,341

Net increase in cash	858,420	18,233,938
Cash and cash equivalents at beginning of period	1,836,899	1,360,127

Cash and cash equivalents at end of period	$2,695,319	$19,594,065

Supplemental disclosure of cash paid during the period for:
Interest	$47,745	$—
Income taxes	—	—

The accompanying notes are an integral part of the financial statements.

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

Proton Energy Systems, Inc. (the “Company”) was incorporated in Delaware on August 16, 1996 to design, develop and manufacture proton exchange membrane (“PEM”) electrochemical products. The Company employs PEM electrochemical products in hydrogen generation and power generating and storage devices for use in a variety of commercial applications. The Company manufactures products for the domestic and international industrial gas market and operates in a single segment.

2.    BASIS OF PRESENTATION

In 2001, the Company established Technology Drive LLC, a Connecticut limited liability company solely owned by the Company. Technology Drive LLC holds title to the building and approximately 44 acres of land in Wallingford, Connecticut, where the Company has substantially completed the construction of its new headquarters, research and development and production facility. The condensed consolidated financial information includes the accounts of the Company and Technology Drive LLC, after elimination of intercompany transactions.

The condensed consolidated financial information as of June 30, 2002, for the three-month and six-month periods ended June 30, 2002 and 2001 is unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 29, 2002.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following table sets forth the components of comprehensive income:

	June 30,
	2002	2001
	(unaudited)	(unaudited)
Net loss	$(5,343,645)	$(1,434,888)
Unrealized (losses) gains on marketable securities	(651,155)	645,487

Total comprehensive loss	$(5,994,800)	$(789,401)

Reclassifications

Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    MARKETABLE SECURITIES

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of June 30, 2002, the Company’s investment portfolio consisted of U.S. government and agency securities held by two major banking institutions. The maturities of marketable securities are as follows:

	June 30, 2002	December 31, 2001
	(unaudited)
Less than one year	$110,410,053	$88,839,638
One to five years	44,956,357	76,543,363

	$155,366,410	$165,383,001

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. Proceeds from the sale of a security in 2002 totaled $1,028,675. The cost was determined using the specific identification method and the resulting realized gain was $23,759. The unrealized gain from marketable securities was $1,441,794 and $2,092,949 at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002, the Company had callable agency securities totaling approximately $7.1 million. Additionally, a $7.9 million investment was called at par in the second quarter of 2002. These securities generate a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date.

4.    INVENTORIES AND DEFERRED COSTS

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

	June 30, 2002	December 31, 2001
	(unaudited)
Raw materials	$1,517,515	$1,177,126
Work in process	1,038,303	573,911
Finished goods	2,233,812	1,392,127

	$4,789,630	$3,143,164

Deferred costs of $961,254 and $716,358 are included in finished goods as of June 30, 2002 and December 31, 2001, respectively. These costs of production have been deferred until the Company recognizes the related product revenue.

5.    FIXED ASSETS

	June 30, 2002	December 31, 2001
	(unaudited)
Land	$2,243,586	$—
Building	9,199,255	—
Machinery and equipment	1,192,523	1,046,546
Leasehold improvements	368,226	368,225
Office furniture, fixtures and equipment	2,178,676	1,376,101
Construction in process	260,135	5,450,275

	$15,442,401	$8,241,147
Less: accumulated depreciation	(1,407,160)	(1,088,991)

	14,035,241	7,152,156

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the second quarter of 2002, the Company placed its new facility into service. The building is being depreciated over its useful life estimated to be 30 years.

6.    LOSS PER SHARE

Net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding. No effect has been given to the exercise of common stock options, stock warrants, convertible notes and redeemable convertible preferred stock, since the effect would be antidilutive for all reporting periods.

7.    DEBT

In 2001, Technology Drive LLC, a limited liability company wholly owned by the Company, entered into a $6,975,000 loan agreement with a major financial institution, in connection with the construction of the Company’s new facility in Wallingford, Connecticut. Under the terms of the loan, the business assets of Technology Drive LLC, including the land and building, are subject to lien. The loan agreement is structured as a one-year construction loan with monthly payments of interest only until December 2002 at which time the loan converts to a seven-year term note. The term note amortizes based upon a fifteen-year schedule with a final lump sum payment due at the maturity date of December 31, 2009. The note is guaranteed by Proton Energy Systems, Inc., the managing member of Technology Drive LLC and bears interest at the one-month LIBOR plus 2.375% (4.21875% at June 30, 2002). The Company is required to comply with certain covenants including the maintenance of adequate insurance coverage and a liquidity covenant requiring the Company to maintain cash and marketable securities of not less than $20 million. At June 30, 2002, $5,140,307 is outstanding under the note and is classified as long-term debt.

In connection with the loan facility, the Company incurred approximately $206,000 of loan origination costs, which are being amortized over the term of the loan. For the six months ended June 30, 2002, amortization expense related to these costs totaled $12,894.

8.    STOCK OPTION GRANTS

During 1999 and 2000, the Company issued common stock options at less than the fair value of its common stock. The compensation expense for such options is amortized over the vesting periods of the related options. Accordingly, the Company recorded stock-based compensation expense of $178,826 and $186,633 for the three-month periods ended June 30, 2002 and June 30, 2001, respectively, and $354,237 and $377,246 for the six-month periods June 30, 2002 and June 30, 2001, respectively.

9.    COMMITMENTS AND CONTINGENCIES

In November 1999, the Company entered into an agreement with Matheson Tri-Gas, Inc. (“Matheson”), to develop, market and distribute hydrogen generators to be used solely in laboratory applications. This agreement grants Matheson worldwide exclusivity to the commercial sale of this product during the fifteen-year term of the contract as long as the distributor meets minimum purchases, as defined in the agreement. The Company retains the right to modify the contract once annually by providing six months notice. In the six-month periods ended June 30, 2002 and 2001, the Company recorded losses of $232,278 and $231,000, respectively, under this contract. Any future loss recognition is contingent on the distributor placing additional orders and the Company’s cost per unit exceeding the related sale price per unit.

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, the Company entered into a 10-year agreement with STM Power, Inc. (“STM”) for the exclusive supply of high-pressure hydrogen replenishment systems for Stirling Cycle Engines. Under an initial purchase order relating to this agreement, STM has agreed to provide $395,000 for the product development and delivery of prototype hydrogen replenishment systems, all of which has been received and is recorded in customer advances. In the second quarter 2002 the Company recorded $300,000 of cost overruns associated with this purchase order. We cannot assure you that the amount to be incurred for such cost overruns will not exceed this amount. In April 2002 the Company received a second purchase order for additional product development and delivery of 55 high pressure hydrogen generators. No amounts have been received under this purchase order as of June 30, 2002.

Also in 2001, the Company entered into an agreement with the Connecticut Clean Energy Fund (“CCEF”). The agreement provides the Company with financial assistance for up to $1.5 million to accelerate commercial deployment of the UNIGEN product. The Company is required to repay CCEF 110% of the amounts advanced by them under the agreement beginning at such time as revenues from UNIGEN products reach $25 million annually. However, prior to the achievement of milestones described in this agreement, these funds are subject to repayment provisions based upon the occurrence of certain events. These events include a failure to maintain a Connecticut presence, the purchase of a controlling interest in the Company by a third party, the sale of substantially all of the Company’s assets, the consolidation or merger of the company with a third party, or the granting of the exclusive license to a third party to manufacture or use the UNIGEN product line. Because of these repayment provisions, the Company records funds received as liabilities until it achieves the contract milestones. At December 31, 2001, $200,000 had been received and was recorded in customer advances. During the first half of 2002 an additional $400,000 was received. During the six months ended June 30, 2002, the Company achieved the contract milestones and recognized the related $600,000 as an offset against costs and expenses.

10.    RELATED PARTIES

In 2001, the Company loaned $275,000 to Walter W. Schroeder, the President, Chief Executive Officer, and a director of the Company. The loan has a two-year term and is payable in monthly installments of $10,000 each with a final payment due at maturity. The loan, which accrues interest at the prime rate (4.75% at June 30, 2002) contains no penalty for early repayment. At June 30, 2002, the balance of the loan was $186,953, which is recorded in related party note receivable. In July 2002, the loan was paid in full.

In 2001, the Company entered into a contract with STM to develop and deliver hydrogen generators (see Note 9). Richard A. Aube, a member of the Company’s Board of Directors, is also a member of STM’s Board of Directors.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001. This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations and contain projections of our future results of operation or of our financial position or state other forward-looking information. However, there may be events in the future that we are unable to predict accurately or control. The factors in the sections captioned “Certain Factors That May Affect Future Results” and “Critical Accounting Policies” contained in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001, and below in this Form 10-Q under the “Legal Proceedings” caption, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Overview

We were founded in 1996 to design, develop and manufacture PEM electrochemical products for commercial applications. Our proprietary PEM technology is incorporated in two families of products: hydrogen generators, of which we are currently developing, manufacturing and delivering to customers, and regenerative fuel cell systems, which we are currently developing. Our hydrogen generator product family consists of three distinct models: HOGEN 40 style generators with 20 and 40 cubic feet per hour hydrogen production capacities, HOGEN 380 style generator with 380 cubic feet per hour hydrogen production capacities, and hydrogen generators for use in laboratory applications currently marketed by Matheson Tri-Gas, Inc. under the Chyrsalis brand name. We expect to further design, develop and refine our family of hydrogen generation products to expand and deliver different output capacities to better serve customer application requirements. Since our inception, we have funded our operations through private financings that raised approximately $61.6 million, including $50.1 million raised in a private financing in April 2000, and an initial public offering in October 2000 which raised net proceeds of approximately $125.8 million.

We began delivering late-stage development models of our hydrogen generators to customers in 1999; revenue on such transactions has generally been deferred until the expiration of the product warranty period. In the fourth quarter of 2001, we determined that we had adequate product warranty information and experience to begin recognizing product revenue related to sales of HOGEN 40 units upon shipment. As a result, we recognized previously deferred HOGEN 40 series revenue of $754,000 in the fourth quarter of 2001. The Company will continue to defer revenue on shipments of its Chrysalis and HOGEN 380 hydrogen products until such units are past the product warranty period or until the Company has adequate warranty history. As of June 30, 2002, we have deferred revenue of approximately $1.1 million related to hydrogen generators, other than HOGEN 40 units, that we have delivered. In the future, we expect to derive the majority of our revenue from the sale of the hydrogen generator and regenerative fuel cell systems products we may develop.

We derive contract revenue from customer-sponsored research and development contracts related to our PEM technology. For our Department of Energy and Naval Research Laboratory contracts, which do not require us to meet specific obligations, we recognize contract revenue utilizing the percentage-of-completion method, which is based on the relationship of costs incurred to total estimated contract costs. For those research and development contracts which require us to meet specified obligations or those contracts where total contract costs are not reasonably estimated, amounts advanced to us pursuant to the contracts are recognized as contract liabilities until such obligations are met. Once the obligations are met, the amounts are recognized as contract revenue. The development phase of the STM contract is accounted for under the latter method. Under these contracts, we have delivered HOGEN hydrogen generators and demonstration regenerative fuel cell systems.

We have generated cumulative losses since our inception, and as of June 30, 2002, our accumulated deficit was $72.3 million, of which $50.7 million is attributable to deemed preferred dividends and accretion and

$21.6 million is attributable to net losses since inception. We expect to continue to make significant investments in new product design and development for the foreseeable future. We expect to incur operating losses in 2002 and for the next several years and cannot predict when we will become profitable, if ever.

Recent Developments

In June 2002, we substantially completed the construction of our new facility in Wallingford, CT and the relocation of our corporate offices. By the end of 2002 we expect to complete the consolidation of our operations by relocating our research and development and manufacturing in the new 100,000 square foot facility.

Critical Accounting Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, investments, income taxes, depreciable lives of equipment, warranty obligations and contingency accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on March 29, 2002.

Results of Operations

Comparison of the Three Months Ended June 30, 2002 and June 30, 2001

Contract revenue.    Contract revenue increased from $220,000 for the three months ended June 30, 2001 to $1.1 million for the comparable period in 2002. The increase was due primarily to research and development activity under the Naval Research Laboratory (“NRL”) contract entered into in the fourth quarter of 2001. In the future, we expect contract revenue from government-sponsored research and development contracts to decrease as a percentage of total revenues as we begin to recognize increasing levels of revenue from product sales.

Product revenue.    Product revenue decreased from $335,000 for the second quarter of 2001 to $254,000 for the second quarter of 2002. The decrease in 2002 relates to HOGEN 40 product revenue. In the second quarter of 2001, revenue was recognized upon the expiration of the HOGEN 40 product warranty, typically twelve months from shipment. In the second quarter of 2002, revenue is recognized upon shipment. Included in product revenue for the three months ended June 30, 2002 is HOGEN 40 product revenue of $196,000, Chrysalis product revenue of $45,000, and product rental revenue and spare part sales of $13,000.

Costs of contract revenue.    Costs of contract revenue increased from $224,000 for the second quarter of 2001 to $878,000 for the second quarter of 2002. The increase in 2002 reflects increased costs incurred with the NRL contract. Additionally, cost of contract revenue includes $300,000 of charges in the second quarter of 2002 related to anticipated cost overruns in the development phase of the STM contract. We cannot assure you that the amount to be incurred for such cost overruns will not exceed this amount (see Note 9).

Costs of production.    Costs of production increased from $572,000 for the second quarter of 2001 to $654,000 for the second quarter of 2002. The amounts in 2001 and 2002 reflect costs associated with manufacturing, refining and delivering our hydrogen generators which is in excess of the corresponding sales price as well as warranty costs on units in the field. The amount in 2002 also includes costs associated with anticipated sales price reductions and inventory obsolescence as we transition to a new generation of the HOGEN 40 product line. Costs of production could increase if our warranty experience deteriorates.

Under the Matheson Tri-Gas contract, Matheson has the exclusive right to sell our hydrogen generators if it meets minimum purchase requirements specified in the contract. Because we have not yet completed development of commercial models of these units, no minimum purchase requirements are applicable to Matheson prior to December 31, 2001. For periods after December 31, 2001, the contract currently provides that Matheson must purchase 1,000 units per year if it wishes to maintain exclusivity; however, the Company and Matheson are currently in negotiation regarding quantity and price adjustments for 2002. Under the contract, we have the right to increase prices on the units once annually by providing six months notice, subject to either party’s right to terminate the contract if agreement on price increases is not reached. We anticipate that the terms of the contract may be revised as commercial development is completed. Any future recognition of losses by us under this contract will depend on the number of orders placed by Matheson and the extent to which our cost per unit exceeds the sale price per unit.

To date, under our initial order with Matheson Tri-Gas, Inc., we have recognized costs in excess of our contracted sales price in the amount of $528,817. We expect to continue to incur costs in excess of our sales price under this contract as we refine our production process.

Research and development expenses.    Research and development expenses increased from $1.4 million for the second quarter of 2001 to $2.4 million for the second quarter of 2002. The increase was due to an increase in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to increased salaries and benefits for our growing research and development staff and materials to support our research and development projects. We expect our research and development expenses to continue to increase in the future.

General and administrative expenses.    General and administrative expenses increased from $1.8 million for the second quarter of 2001 to $2.1 million for the second quarter of 2002. This change reflects an increase in salaries and benefits, resulting from an increase in employees over the prior year comparable quarter.

Interest income, net.    Interest income decreased from $2.3 million for the second quarter of 2001 to $1.6 million for the second quarter of 2002. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates.

Comparison of the Six Months Ended June 30, 2002 and June 30, 2001

Contract revenue.    Contract revenue increased from $407,000 for the six months ended June 30, 2001 to $1.8 million for the comparable period in 2002. The increase was due primarily to research and development activity under the Naval Research Laboratory (“NRL”) contract entered into in the fourth quarter of 2001. In the future, we expect contract revenue from government-sponsored research and development contracts to decrease as a percentage of total revenues as we begin to recognize increasing levels of revenue from product sales.

Product revenue.    Product revenue increased from $387,000 in the first six months of 2001 to $471,000 for the comparable period of 2002. The increase in 2002 primarily relates to HOGEN 40 product revenue. In the first six months of 2001, revenue was recognized upon the expiration of the HOGEN 40 product warranty, typically twelve months from shipment. In the first six months of 2002, revenue is recognized upon shipment. Included in 2002 product revenue is HOGEN 40 product revenue of $379,000, Chrysalis product revenue of $67,000, and product rental revenue and spare part sales of $25,000.

Costs of contract revenue.    Costs of contract revenue increased from $429,000 for the first six months of 2001 to $1.3 million for the comparable period of 2002. The increase in 2002 reflects increased costs incurred under our NRL contract. Additionally, cost of contract revenue includes $300,000 of charges in the second quarter of 2002 related to cost overruns in the development phase of the STM contract. We cannot assure you that the amount to be incurred for such cost overruns will not exceed this amount (see Note 9).

Costs of production.    Costs of production increased from $815,000 for the first six months of 2001 to $1.2 million for the comparable period of 2002. The amounts in 2001 and 2002 reflect costs associated with manufacturing, refining and delivering our hydrogen generators which is in excess of the corresponding sales price as well as warranty costs on units in the field. The amount in 2002 also includes costs associated with anticipated sales price reductions as we transition to a new generation of the HOGEN 40 product line. Costs of production could increase if our warranty experience deteriorates.

Research and development expenses.    Research and development expenses increased from $2.5 million for the first six months of 2001 to $4.6 million for the comparable period of 2002. The increase was due to an increase in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to increased salaries and benefits for our growing research and development staff and materials to support our research and development projects. We expect our research and development expenses to continue to increase in the future.

General and administrative expenses.    General and administrative expenses increased from $3.4 million for the first six months of 2001 to $3.8 million for the comparable period of 2002. This change reflects an increase in salaries and benefits, resulting from an increase in employees over the prior year.

Interest income, net.    Interest income decreased from $4.9 million for the first six months of 2001 to $3.3 million for the comparable period of 2002. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates.

Liquidity and Capital Resources

Since our inception in August 1996, we have financed our operations through the series A, A-1, B, B-1 and C convertible preferred stock issuances and our initial public offering that, in total, raised approximately $187.4 million. As of June 30, 2002, we had $158.1 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $4.6 million for the six months ended June 30, 2002 and was primarily attributable to our net loss and increases in inventory and deferred costs, offset by increases in accounts payable and accrued expenses. Cash used in operating activities was $1.4 million for the comparable 2001 period and was primarily attributable to our net loss and increases in inventory.

Cash provided by investing activities was $1.4 million for the six months ended June 30, 2002 and was primarily attributable to proceeds from the maturity of marketable securities offset by purchases of marketable securities and fixed assets. Cash provided by investing activities was $19.5 million for the six months ended June 30, 2001 and was primarily attributable to maturities of marketable securities offset by purchases of marketable securities.

Cash provided by financing activities was $4.0 million for the six months ended June 30, 2002 and was primarily attributable to proceeds under our debt agreement. Cash provided by financing activities was $54,000 for the six months ended June 30, 2001.

We anticipate that our cash and marketable securities on hand as of June 30, 2002 will be adequate to fund our operations, working capital and capital expenditure requirements for at least the next 12 months. We have purchased approximately 44 acres of land in Wallingford, CT and have substantially completed our new headquarters, research and development and manufacturing facility. We are in the process of fully relocating our operations and expect to spend approximately $1-$3 million over the next 3-6 months in connection with this facility. To date through June 30, 2002, we have invested approximately $12.5 million in connection with the facility. Over the next 12 months, we expect to continue to fund the production of our hydrogen generators and to continue our research and development activities on our regenerative fuel cell systems. We cannot assure you that we will not require additional financing to fund our operations or that, if required, any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available, we may be required to delay, reduce or eliminate some of our research and development or manufacturing programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We hold marketable securities consisting of U.S. government and agency securities that are held by two major banking institutions. Our marketable securities portfolio of approximately $155 million includes three agency securities totaling approximately $7.1 million with call options. In the second quarter of 2002, one investment totaling $7.9 million was called at par. These securities generate a higher relative rate of interest for the Company; in return, the embedded call option gives the agency the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

PART II.

OTHER INFORMATION

ITEM 1.    Legal Proceedings

Between July 3, 2001 and August 29, 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors as well as against the underwriters who handled the September 28, 2000 initial public offering (“IPO”) of common stock. All of the complaints were filed allegedly on behalf of persons who purchased the Company’s common stock from September 28, 2000 through and including December 6, 2000. The complaints are similar, and allege that the Company’s IPO registration statement and final prospectus contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the IPO. On April 19, 2002, a single Consolidated Amended Complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions, including the alleged Class Period of September 28, 2000 through and including December 6, 2000.

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

ITEM 2.    Changes in Securities and Use of Proceeds

On October 4, 2000, we closed an initial public offering of our common stock. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was September 28, 2000, and the Commission file number assigned to the registration statement is 333-39748. After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our planned manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of June 30, 2002, approximately $23.4 million of the net proceeds of the offering had been used to fund operations and purchase fixed assets. The remaining net proceeds are invested in U.S. Government and Agency securities. In October 2001, we loaned $275,000 of the proceeds to Mr. Schroeder, who is president and a director of the Company. In July 2002, the loan was paid in full. No other portion of the proceeds were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

ITEM 3.    Default upon Senior Securities

Not Applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders (“Annual Meeting”) held on June 5, 2002, the Company’s Stockholders approved the following:

(1) To elect the following directors as Class II Directors, each to serve until the Company’s 2005 annual meeting of stockholders and until his successor is duly elected and qualified:

Nominee	For	Withheld	Against/ Abstain	Broker NonVotes
Richard A. Aube	29,386,972	103,886	—	—
Trent M. Molter	29,032,522	458,336	—	—

(2) To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the current fiscal year	29,445,293	21,604	23,960	—

ITEM 5.    Other Information

Not Applicable.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2002

PROTON ENERGY SYSTEMS, INC. (Registrant)

By:	/S/ WALTER W. SCHROEDER
Walter W. Schroeder President and Chief Executive Officer

By:	/S/ JOHN A. GLIDDEN
John A. Glidden Vice President of Finance (Principal Financial and Accounting Officer)

Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Proton Energy Systems, Inc.

Date: August 8, 2002

By:	/S/ WALTER W. SCHROEDER
Walter W. Schroeder President and Chief Executive Officer

By:	/S/ JOHN A. GLIDDEN
John A. Glidden Vice President of Finance (Principal Financial and Accounting Officer)