Form 10-Q
period 2002-09-30
PROTON ENERGY SYSTEMS INC
filed 2002-11-12
CIK 1114617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-31533

PROTON ENERGY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1461988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 Technology Drive, Wallingford, CT 06492
(Address of registrant’s principal executive office)

(203) 678-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of November 5, 2002 was 33,406,680.

PROTON ENERGY SYSTEMS, INC.

INDEX to FORM 10-Q

PART I.    FINANCIAL INFORMATION

Page
Item1—Financial Statements
Condensed Consolidated Balance Sheets—September 30, 2002 (unaudited) and December 31, 2001	1

Condensed Consolidated Statements of Operations—Three-Month and Nine-Month Periods ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)	2

Condensed Consolidated Statements of Cash Flows—Nine-Month Periods ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)	3

Notes to (unaudited) Condensed Consolidated Financial Statements	4-8

Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-21

Item 3— Quantitative and Qualitative Disclosures about Market Risk	22

Item 4— Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1— Legal Proceedings	23

Item 2— Changes in Securities and Use of Proceeds	23

Item 3— Defaults upon Senior Securities	23

Item 4— Submission of Matters to a Vote of Security Holders	23

Item 5— Other Information	24

Item 6— Exhibits and Reports on Form 8-K	24

Signatures	25

Certifications	26-28

Part I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

PROTON ENERGY SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,940,229	$1,836,899
Marketable securities (Note 4)	147,216,416	165,383,001
Accounts receivable	1,393,822	1,011,259
Inventories and deferred costs (Note 5 and 10)	5,113,319	3,143,164
Related party note receivable (Note 11)	—	110,801
Other current assets	2,252,782	2,442,530

Total current assets	162,916,568	173,927,654

Fixed assets, net (Note 6)	16,094,806	7,152,156
Related party note receivable, long term portion (Note 11)	—	133,475
Other assets, net	629,105	654,957

Total assets	$179,640,479	$181,868,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$552,529	$718,112
Accrued expenses	1,141,825	565,290
Accrued construction costs	798,075	1,603,640
Accrued compensation	1,362,358	393,802
Accrued service costs (Note 10)	1,217,407	—
Deferred revenue	2,058,835	884,248
Customer advances	49,818	509,973

Total current liabilities	7,180,847	4,675,065

Long term liabilities:
Construction loan (Note 8)	6,208,490	1,166,000

Total liabilities	13,389,337	5,841,065

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, undesignated, $.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 33,406,680 and 33,228,495 shares issued and outstanding, respectively	334,067	332,285
Additional paid-in capital	241,989,294	242,034,880
Unearned compensation	(831,015)	(1,447,629)
Accumulated other comprehensive income (Note 2 and 4)	1,374,174	2,092,949
Accumulated deficit	(76,615,378)	(66,985,308)

Total stockholders’ equity	166,251,142	176,027,177

Total liabilities and stockholders’ equity	$179,640,479	$181,868,242

The accompanying notes are an integral part of the financial statements.

PROTON ENERGY SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Contract revenue	$891,719	$303,496	$2,675,891	$710,448
Product revenue	697,227	60,157	1,167,946	447,384

Total revenues	1,588,946	363,653	3,843,837	1,157,832
Costs and expenses:
Costs of contract revenue	556,811	260,345	1,891,713	689,816
Costs of production	2,302,014	321,612	3,523,203	1,136,540
Research and development	2,269,197	1,810,437	6,840,524	4,289,584
General and administrative	2,172,429	1,768,808	5,949,326	5,164,784

Total costs and expenses	7,300,451	4,161,202	18,204,766	11,280,724

Loss from operations	(5,711,505)	(3,797,549)	(14,360,929)	(10,122,892)
Interest income, net	1,425,080	2,117,184	4,707,100	7,007,639
Gain on sale of marketable securities	—	113,470	23,759	113,470

Net loss attributable to common stockholders	$(4,286,425)	$(1,566,895)	$(9,630,070)	$(3,001,783)

Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.05)	$(0.29)	$(0.09)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	33,378,631	33,186,840	33,323,623	33,141,397

The accompanying notes are an integral part of the financial statements

PROTON ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(9,630,070)	$(3,001,783)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	654,547	360,422
Amortization of premiums on securities	1,034,307	360,206
Non-cash stock-based expense	482,237	546,920
Realized gain on sale of marketable securities	(23,759)	(113,470)
Loss on disposal of assets	118,173	—

Changes in operating assets and liabilities:
Accounts receivable	(382,563)	(81,158)
Inventories and deferred costs	(1,970,155)	(1,251,645)
Other current assets	189,748	187,970
Other assets	6,453	148,298
Accounts payable and accrued expenses	1,785,450	(90,306)
Deferred revenue and contract advances	720,332	345,564

Net cash used in operating activities	(7,015,300)	(2,588,982)

Cash flows from investing activities:
Purchases of fixed assets	(9,708,529)	(3,601,584)
Proceeds from sale of fixed assets	12,558	—
Purchases of marketable securities	(68,321,618)	(161,277,419)
Proceeds from maturities and sales of marketable securities	84,758,880	176,241,018
Proceeds from repayment of related party note	244,276	—

Net cash provided by investing activities	6,985,567	11,362,015

Cash flows from financing activities:
Borrowings from long term debt	5,042,490	—
Proceeds from sale of common stock, net	51,030	51,755
Proceeds from exercise of stock options	39,543	22,278

Net cash provided by financing activities	5,133,063	74,033

Net increase in cash	5,103,330	8,847,066
Cash and cash equivalents at beginning of period	1,836,899	1,360,127

Cash and cash equivalents at end of period	$6,940,229	$10,207,193

Supplemental disclosure of cash paid during the period for:
Interest	$106,743	$—
Income taxes	—	—

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

The condensed consolidated financial information as of September 30, 2002 and for the three-month and nine-month periods ended September 30, 2002 and 2001 is unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following table sets forth the components of comprehensive income:

	September 30,
	2002	2001
	(unaudited)	(unaudited)
Net loss	$ (9,630,070)	$(3,001,783)
Unrealized (losses) gains on marketable securities	(718,775)	2,414,421

Total comprehensive loss	$(10,348,845)	$ (587,362)

Reclassifications

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    RECENT ACCOUNTING GUIDANCE

In September 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003. Adoption of this standard is not expected to impact the timing of recognition of costs associated with future exit and disposal activities.

4.    MARKETABLE SECURITIES

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of September 30, 2002, the Company’s investment portfolio consisted of U.S. government and agency securities held by two major banking institutions. The maturities of marketable securities are as follows:

	September 30, 2002	December 31, 2001
	(unaudited)
Less than one year	$104,949,937	$ 88,839,638
One to five years	42,266,479	76,543,363

	$147,216,416	$165,383,001

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. Proceeds from the sale of a security in 2002 totaled $1,028,675. The cost was determined using the specific identification method and the resulting realized gain was $23,759. The unrealized gain from marketable securities was $1,374,174 and $2,092,949 at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, the Company had five callable agency securities with a fair market value totaling approximately $22.6 million. Additionally, two investments approximating $10.9 million were called at par in 2002. These securities generate a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date.

5.    INVENTORIES AND DEFERRED COSTS

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

	September 30, 2002	December 31, 2001
	(unaudited)
Raw materials	$1,868,164	$1,177,126
Work in process	1,445,960	573,911
Finished goods	1,799,195	1,392,127

	$5,113,319	$3,143,164

Deferred costs of $1,126,396 and $716,358 are included in finished goods as of September 30, 2002 and December 31, 2001, respectively. These costs of production have been deferred until the Company recognizes the related product revenue. In addition, costs incurred under our contract with STM of $930,863 and $214,592 are included in work in process as of September 30, 2002 and December 31, 2001, respectively.

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    FIXED ASSETS

	September 30, 2002	December 31, 2001
	(unaudited)
Land	$2,243,586	$—
Building	10,205,852	—
Machinery and equipment	2,045,482	1,046,546
Leasehold improvements	368,225	368,225
Office furniture, fixtures and equipment	2,508,336	1,376,101
Construction in process	403,672	5,450,275

	17,775,153	8,241,147
Less: accumulated depreciation	(1,680,347)	(1,088,991)

	$16,094,806	$7,152,156

In the second quarter of 2002 the Company placed its new facility into service. The building is being depreciated over its useful life which is estimated to be 30 years.

7.    LOSS PER SHARE

Net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding. No effect has been given to the exercise of common stock options and stock warrants since the effect would be antidilutive for all reporting periods.

8.    DEBT

In 2001, Technology Drive LLC, a limited liability company wholly owned by the Company, entered into a $6,975,000 loan agreement with a major financial institution, in connection with the construction of the Company’s new facility in Wallingford, Connecticut. Under the terms of the loan, the business assets of Technology Drive LLC, including the land and building, are subject to lien. The loan agreement is structured as a one-year construction loan with monthly payments of interest only until December 2002 at which time the loan converts to a seven-year term note. The term note amortizes based upon a fifteen-year schedule with a final lump sum payment due at the maturity date of December 31, 2009. The note is guaranteed by Proton Energy Systems, Inc., the managing member of Technology Drive LLC, and bears interest at the one-month LIBOR plus 2.375% (4.195% at September 30, 2002). The Company is required to comply with certain covenants, including the maintenance of adequate insurance coverage and a liquidity covenant requiring the Company to maintain cash and marketable securities of not less than $20 million. At September 30, 2002, $6,208,490 is outstanding under the note and is classified as long-term debt.

In connection with the loan facility, the Company incurred approximately $206,000 of loan origination costs, which are being amortized over the term of the loan. For the nine months ended September 30, 2002, amortization expense related to these costs totaled $19,399.

9.    STOCK OPTION GRANTS

During 1999 and 2000, the Company issued common stock options at less than the fair value of its common stock. The compensation expense for such options is amortized over the vesting periods of the related options. Accordingly, the Company recorded stock-based compensation expense of $159,225 and $179,980 for the three-month periods ended September 30, 2002 and September 30, 2001, respectively, and $513,462 and $534,606 for the nine-month periods September 30, 2002 and September 30, 2001, respectively.

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    COMMITMENTS AND CONTINGENCIES

In November 1999, the Company entered into an agreement with Matheson Tri-Gas, Inc. (“Matheson”), to develop, market and distribute hydrogen generators to be used solely in laboratory applications. This agreement grants Matheson worldwide exclusivity to the commercial sale of this product during the fifteen-year term of the contract as long as the distributor meets minimum purchases, as defined in the agreement. The Company retains the right to modify the contract once annually by providing six months notice. In the nine-month periods ended September 30, 2002 and 2001, the Company recorded losses of $379,033 and $251,000, respectively, under this contract. Any future loss recognition is contingent on the distributor placing additional orders and the Company’s cost per unit exceeding the related sale price per unit.

In 2001, the Company entered into a 10-year agreement with STM Power, Inc. (“STM”) for the exclusive supply of high-pressure hydrogen replenishment systems for Stirling Cycle Engines. Under an initial purchase order relating to this agreement, STM has agreed to provide $395,000 for the product development and delivery of prototype hydrogen replenishment systems. In 2002, the Company received purchase orders totaling approximately $550,000 for additional product development and delivery of 55 high-pressure hydrogen generators.

The Company accounts for the STM contract in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and accordingly has recorded costs of $930,000 under the contract in inventory (see Note 5). Additionally, at September 30, 2002 the Company has recorded $748,000 as deferred revenue representing amounts billed under the contract with STM. In 2002 the Company recorded $323,000 of cost overruns associated with this contract. We cannot assure you that the amount accrued for such cost overruns will not exceed this amount.

Also in 2001, the Company entered into an agreement with the Connecticut Clean Energy Fund (“CCEF”). The agreement provides the Company with financial assistance for up to $1.5 million to accelerate commercial deployment of the UNIGEN product. The Company is required to repay CCEF 110% of the amounts advanced by them under the agreement beginning at such time as revenues from UNIGEN products reach $25 million annually. However, prior to the achievement of milestones described in this agreement, these funds are subject to repayment provisions based upon the occurrence of certain events. These events include a failure to maintain a Connecticut presence, the purchase of a controlling interest in the Company by a third party, the sale of substantially all of the Company’s assets, the consolidation or merger of the company with a third party, or the granting of the exclusive license to a third party to manufacture or use the UNIGEN product line. Because of these repayment provisions, the Company records funds received as liabilities until it achieves the contract milestones. At December 31, 2001, $200,000 had been received and was recorded in customer advances. During the first half of 2002 an additional $400,000 had been received. During 2002, the Company achieved the contract milestones and recognized the related $600,000 as an offset against costs and expenses.

In late October 2002, the Company learned that sensor modules in four of its HOGEN 40 series units at customer locations might have been affected by moisture blockage thereby impairing the sensor’s ability to detect the presence of hydrogen in the oxygen gas stream. Further investigation of these units revealed the presence of pinholes in the cell membranes, resulting in hydrogen leakage and cell failure. At this time the Company does not know the number of units that have these problems. To address these problems, the Company has contacted all of its HOGEN 40 series customers to arrange appropriate sensor testing and modifications. Additionally, the Company intends to replace defective cell stacks that are experiencing leakage. The Company is taking the approach that all HOGEN 40 series sensor and cell stack components in the field may need to be replaced. The Company is also working to develop and implement design improvements to extend cell lifetime. The Company has accrued its estimated liability of $1,431,000 for these service costs, which are probable and

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

can be reasonably estimated. The liability is comprised of $1,217,000 in accrued service costs and $214,000 in costs associated with our units on hand. The liability for such service costs reflects management’s estimate, as of the date of this report, of the ultimate cost of the program. The actual amount of such costs could be less than this accrual but they could also materially exceed the amount accrued.

11.    RELATED PARTIES

In 2001, the Company loaned $275,000 to Walter W. Schroeder, the President, Chief Executive Officer, and a director of the Company. The loan had a two-year term and was payable in monthly 7 installments of $10,000 each with a final payment due at maturity. The loan, which accrued interest at the prime rate contained no penalty for early repayment. In July 2002, the loan was paid in full.

In 2001, the Company entered into a contract with STM to develop and deliver hydrogen generators (see Note 10). Richard A. Aube, a member of the Company’s Board of Directors, is also a member of STM’s Board of Directors.

12.    SUBSEQUENT EVENT

In October 2002, the Company reduced its workforce by approximately 10% as part of an ongoing effort to increase the efficiency of operations and reduce costs. In connection with the reduction in workforce, the Company expects to recognize a charge in the fourth quarter of 2002 that is not anticipated to exceed $135,000.

ITEM 2— Management’s Discussion and Analysis Of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001. This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations and contain projections of our future results of operation or of our financial position or state other forward-looking information. However, there may be events in the future that we are unable to predict accurately or control. The factors in the section captioned “Critical Accounting Policies” contained in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001, and below in this Form 10-Q under the “Legal Proceedings” and “Certain Factors That May Affect Future Results” captions, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Overview

We were founded in 1996 to design, develop and manufacture PEM electrochemical products for commercial applications. Our proprietary PEM technology is incorporated in two families of products: hydrogen generators, which we are currently developing, manufacturing and delivering to customers, and regenerative fuel cell systems, which we are currently developing. Our hydrogen generator product family consists of three distinct models: HOGEN 40 series style generators with 20 and 40 cubic feet per hour hydrogen production capacities, HOGEN 380 style generator with 380 cubic feet per hour hydrogen production capacities, and hydrogen generators for use in laboratory applications currently marketed by Matheson Tri-Gas, Inc. under the Chyrsalis brand name. We expect to further design, develop and refine our family of hydrogen generation products to expand and deliver different output capacities to better serve customer application requirements. Since our inception, we have funded our operations through private financings that raised approximately $61.6 million, including $50.1 million raised in a private financing in April 2000, and an initial public offering in October 2000 which raised net proceeds of approximately $125.8 million.

We began delivering late-stage development models of our hydrogen generators to customers in 1999; revenue on such transactions has generally been deferred until the expiration of the product warranty period. In the fourth quarter of 2001, we determined that we had adequate product warranty information and experience to begin recognizing product revenue related to sales of HOGEN 40 series units upon shipment. As a result, we recognized previously deferred HOGEN 40 series revenue of $754,000 in the fourth quarter of 2001. The Company will continue to defer revenue on shipments of its Chrysalis and HOGEN 380 hydrogen products until such units are past the product warranty period or until the Company has adequate warranty history. As of September 30, 2002, we have deferred revenue of approximately $2.1 million primarily related to our HOGEN 380, STM and Chyrsalis hydrogen generators. In the future, we expect to derive the majority of our revenue from the sale of the hydrogen generator and regenerative fuel cell systems products we may develop.

We derive contract revenue from customer-sponsored research and development contracts related to our PEM technology. For our Department of Energy and Naval Research Laboratory contracts, which do not require us to meet specific obligations, we recognize contract revenue utilizing the percentage-of-completion method, which is based on the relationship of costs incurred to total estimated contract costs. For those research and development contracts which require us to meet specified obligations or those contracts where total contract costs are not reasonably estimated, amounts advanced to us pursuant to the contracts are recognized as contract liabilities until such obligations are met. Once the obligations are met, the amounts are recognized as contract revenue. The STM contract is accounted for under the latter method. Under these contracts, we have delivered hydrogen generators and demonstration regenerative fuel cell systems.

We have generated cumulative losses since our inception, and as of September 30, 2002, our accumulated deficit was $76.6 million, of which $50.7 million is attributable to deemed preferred dividends and accretion and $25.9 million is attributable to net losses since inception. We expect to continue to make significant investments in new product design and development for the foreseeable future. We expect to incur operating losses in 2002 and for the next several years and cannot predict when we will become profitable, if ever.

Recent Developments

In 2002, we substantially completed the construction of our new facility in Wallingford, CT and the relocation of our corporate offices. By the end of the first quarter 2003, we expect to complete the consolidation of our operations to the new 100,000 square foot facility.

In late October 2002, we learned that sensor modules in four of our HOGEN 40 series units at customer locations may have been affected by moisture blockage thereby impairing the sensor’s ability to detect the presence of hydrogen in the oxygen gas stream. Further investigation of these units revealed the presence of pinholes in the cell membranes, resulting in hydrogen leakage and cell failure. At this time we do not know the number of units that have these problems. To address these problems, we have contacted all of our HOGEN 40 series customers to arrange appropriate sensor testing and modifications. Additionally, we intend to replace defective cell stacks that are experiencing leakage. We our taking the approach that all HOGEN 40 series sensor and cell stack components in the field may need to be replaced. We have accrued its estimated liability of $1,431,000 for these service costs, which are probable and can be reasonably estimated. The liability for such service costs reflects our estimate, as of the date of this report, of the ultimate cost of the program. The actual amount of such costs could be less than this accrual but they could also materially exceed the amount accrued.

Critical Accounting Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, investments, income taxes, depreciable lives of equipment, warranty obligations and contingency accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our accounting policies, see Note 2 to our condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on March 29, 2002.

Results of Operations

Comparison of the Three Months Ended September 30, 2002 and September 30, 2001

Contract revenue.    Contract revenue increased from $303,000 for the three months ended September 30, 2001 to $892,000 for the comparable period in 2002. The increase was due primarily to research and development activity under the Naval Research Laboratory (“NRL”) contract entered into in the fourth quarter of 2001. In the future, we expect contract revenue from government-sponsored research and development contracts to decrease as a percentage of total revenues as we begin to recognize increasing levels of revenue from product sales.

Product revenue.    Product revenue increased from $60,000 for the third quarter of 2001 to $697,000 for the third quarter of 2002. The increase in 2002 relates principally to HOGEN 40 series product revenue. In the third quarter of 2001, HOGEN 40 series product revenue was recognized upon the expiration of the product warranty, which typically occurred twelve months from shipment. In the third quarter of 2002, revenue has been recognized upon shipment. Included in product revenue for the three months ended September 30, 2002 is

HOGEN 40 series product revenue of $620,000, Chrysalis product revenue of $68,000, and spare part sales and other revenue of $9,000.

Costs of contract revenue.    Costs of contract revenue increased from $260,000 for the third quarter of 2001 to $557,000 for the third quarter of 2002. The increase in 2002 reflects increased costs incurred under the NRL contract.

Costs of production.    Costs of production increased from $322,000 for the third quarter of 2001 to $2.3 million for the third quarter of 2002. The amounts in 2001 and 2002 reflect costs associated with manufacturing, refining and delivering our hydrogen generators as well as warranty costs on units in the field. Included within costs of production for the period is the $1,431,000 reserve established to address performance problems relating to the operation of cell stacks and associated sensors in our HOGEN 40 series units.

Under the Matheson Tri-Gas contract, Matheson has the exclusive right to sell our hydrogen generators if it meets minimum purchase requirements specified in the contract. For periods after December 31, 2001, the contract currently provides that Matheson must purchase 1,000 units per year if it wishes to maintain exclusivity; however, the Company and Matheson are currently in negotiation regarding quantity and price adjustments for 2002. We anticipate that the terms of the contract may be revised. Any future recognition of losses by us under this contract will depend on the number of orders placed by Matheson and the extent to which our cost per unit exceeds the sale price per unit.

To date, under our agreement with Matheson Tri-Gas, Inc., we have recognized costs in excess of our contracted sales price in the amount of $634,935. We have implemented programs aimed at cost reduction which are intended to get this product to profitability, however, we are incurring costs in excess of our sales price under this contract and cannot predict when we will become profitable, if ever.

Research and development expenses.    Research and development expenses increased from $1.8 million for the third quarter of 2001 to $2.3 million for the third quarter of 2002. The increase was due to an increase in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to increased salaries and benefits for our growing research and development staff and materials to support our research and development projects. We expect our research and development expenses to remain level for the next twelve months.

General and administrative expenses.    General and administrative expenses increased from $1.8 million for the third quarter of 2001 to $2.2 million for the third quarter of 2002. This change reflects an increase in salaries and benefits, resulting from an increase in employees over the third quarter of 2001.

Interest income, net.    Interest income decreased from $2.1 million for the third quarter of 2001 to $1.4 million for the third quarter of 2002. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates.

Comparison of the Nine Months Ended September 30, 2002 and September 30, 2001

Contract revenue.    Contract revenue increased from $710,000 for the nine months ended September 30, 2001 to $2.7 million for the comparable period in 2002. The increase was due primarily to research and development activity under the NRL contract entered into in the fourth quarter of 2001. In the future, we expect contract revenue from government-sponsored research and development contracts to decrease as a percentage of total revenues as we begin to recognize increasing levels of revenue from product sales.

Product revenue.    Product revenue increased from $447,000 in the first nine months of 2001 to $1.2 million for the comparable period of 2002. The increase in 2002 primarily relates to HOGEN 40 series product revenue. In the first nine months of 2001, HOGEN 40 series product revenue was recognized upon the expiration of the product warranty which typically occurred twelve months from shipment. In the first nine months of 2002, revenue has been recognized upon shipment. Included in 2002 product revenue is HOGEN 40 series product revenue of $999,000, Chrysalis product revenue of $135,000, and spare part sales and other revenue of $34,000.

Costs of contract revenue.    Costs of contract revenue increased from $690,000 for the first nine months of 2001 to $1.9 million for the comparable period of 2002. The increase in 2002 reflects increased costs incurred under the NRL contract. Additionally, cost of contract revenue includes $323,000 of charges in 2002 related to cost overruns associated with our contract with STM. We cannot assure you that the amount to be incurred for such cost overruns will not exceed this amount (see Note 10).

Costs of production.    Costs of production increased from $1.1 million for the first nine months of 2001 to $3.5 million for the comparable period of 2002. The amounts in 2001 and 2002 reflect costs associated with manufacturing, refining and delivering our hydrogen generators as well as warranty costs on units in the field. The amount in 2002 also includes costs associated with anticipated sales price reductions as we transition to a new generation of the HOGEN 40 product line. Included within costs of production for the period is a $1,431,000 reserve established to address performance problems relating to the operation of cell stacks and associated sensors in our HOGEN 40 series units. Additionally, costs of production could increase if our warranty experience deteriorates.

Research and development expenses.    Research and development expenses increased from $4.3 million for the first nine months of 2001 to $6.8 million for the comparable period of 2002. The increase was due to an increase in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to increased salaries and benefits for our growing research and development staff and materials to support our research and development projects. We expect our research and development expenses to remain level for the next twelve months.

General and administrative expenses.    General and administrative expenses increased from $5.2 million for the first nine months of 2001 to $5.9 million for the comparable period of 2002. This change reflects an increase in salaries and benefits, resulting from an increase in employees over the prior year.

Interest income, net.    Interest income decreased from $7.0 million for the first nine months of 2001 to $4.7 million for the comparable period of 2002. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates.

Liquidity and Capital Resources

Since our inception in August 1996, we have financed our operations through the series A, A-1, B, B-1 and C convertible preferred stock issuances and our initial public offering that, in total, raised approximately $187.4 million. As of September 30, 2002, we had $154.2 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $7.0 million for the nine months ended September 30, 2002 and was primarily attributable to our net loss and increases in inventory and deferred costs, offset by increases in accounts payable and accrued expenses and increases in deferred revenue and customer advances. Cash used in operating activities was $2.6 million for the comparable 2001 period and was primarily attributable to our net loss and increases in inventory.

Cash provided by investing activities was $7.0 million for the nine months ended September 30, 2002 and was primarily attributable to proceeds from the maturity of marketable securities offset by purchases of marketable securities and fixed assets. Cash provided by investing activities was $11.4 million for the nine months ended September 30, 2001 and was primarily attributable to maturities of marketable securities offset by purchases of marketable securities and fixed assets.

Cash provided by financing activities was $5.1 million for the nine months ended September 30, 2002 and was primarily attributable to proceeds under our debt agreement. Cash provided by financing activities was $74,000 for the nine months ended September 30, 2001.

We anticipate that our cash, cash equivalents and marketable securities on hand as of September 30, 2002 will be adequate to fund our operations, working capital and capital expenditure requirements for at least the next 12 months. We have purchased approximately 44 acres of land in Wallingford, CT and have substantially completed our new headquarters, research and development and manufacturing facility. We are in the process of fully relocating our operations and expect to spend approximately $1 million over the next 3 months in connection with this facility. To date through September 30, 2002, we have invested approximately $14.2 million for the land, building, furniture, and equipment associated with the facility. Over the next 12 months, we expect to continue to fund the production of our hydrogen generators and to continue our research and development activities on our regenerative fuel cell systems. We cannot assure you that we will not require additional financing to fund our operations or that, if required, any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available, we may be required to delay, reduce or eliminate some of our research and development or manufacturing programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.

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

We have incurred substantial losses since we were founded and we anticipate we will continue to incur substantial losses in the future. As of September 30, 2002, we had an accumulated deficit of approximately $77 million. In 2002, we experienced increased cash burn and increased our headcount. We cannot predict when we will operate profitably, if ever. We expect to continue to incur expenses related to research and development activities, expansion of our manufacturing facilities and general administrative functions. As a result, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our hydrogen generators and regenerative fuel cell systems in substantial quantities. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

If we fail to retain our key personnel and attract and retain additional qualified personnel, we may be unable to develop our products and generate revenue.

Our success depends upon the continued service of our executive officers and other key employees such as manufacturing and research and development personnel. The loss of any of our executive officers or key employees, especially Walter W. Schroeder, president and chief executive officer, Dr. Larry M. Sweet, chief operating officer, Trent M. Molter, senior vice president of technology and new business, Robert J. Friedland, senior vice president of products and manufacturing, and Lawrence C. Moulthrop, Jr., vice president of product development, could impair our ability to pursue our growth strategy and slow our product development processes. We do not have employment agreements with any of our key executives. We may not be able to attract, assimilate or retain additional highly qualified personnel in the future.

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

We intend to market our hydrogen generators to small- and medium-volume users of delivered hydrogen. Our business depends on the widespread commercial acceptance of our hydrogen generators and we may be unable to grow our business if our targeted customers do not purchase substantial numbers of our hydrogen generators. Our targeted customers, or the distributors who we intend to use to market to these customers, may not purchase our hydrogen generators at all or in sufficient quantities to support the growth of our business. Our hydrogen generators will require our target customers to make a substantial initial investment, currently ranging from approximately $40,000 to $200,000 per unit for our HOGEN models. Our method of supplying hydrogen by producing it on-site using PEM electrolysis represents a significant departure from conventional means of supplying hydrogen to end users. PEM electrolysis is a new and unproven technology in the markets we are targeting, and we do not know if our targeted customers will accept our product. We are also working to develop and implement design improvements to extend the life of our cell stack components. If we are unable to successfully complete these activities, sales of our hydrogen generators may be reduced. In addition, we have just begun to demonstrate that we can supply hydrogen to our targeted customers at a lower cost than conventionally delivered hydrogen.

The success of our hydrogen generators as a fuel source for PEM fuel cells depends upon the development of a mass market for PEM fuel cells, and we may not be able to generate revenue in the future if this market does not develop.

We also intend to market our hydrogen generators for use as fuel generators for PEM fuel cells in a variety of applications, in particular fuel cell vehicles. If a mass market for PEM fuel cells fails to develop or develops more slowly than we anticipate, we may be unable to generate revenue in the future and recover the losses we will have incurred in the development of our hydrogen generators. PEM fuel cells represent an emerging commercial market, and we do not know whether end-users will want to use them. The development of a mass market for PEM fuel cells may be affected by many factors outside of our control, including:

•	the emergence of newer, more competitive technologies;

•	the cost competitiveness of PEM fuel cells compared to existing and new technologies;

•	the future cost of hydrogen;

•	regulatory requirements;

•	consumer perceptions of the safety, reliability and functionality of PEM fuel cells; and

•	consumer willingness to try a new product.

In addition, the sole market for vehicular PEM fuel cells is and will continue to be car, bus and other vehicle manufacturers. Automobile manufacturers’ interest in vehicular PEM fuel cells has been driven in large part by environmental laws and regulations concerning vehicle emission requirements that have been enacted in California and some northeastern states. If these laws and regulations are not kept in force or do not become widely adopted, the demand for vehicular PEM fuel cells may be limited. Further, automobile manufacturers may be able to use other technologies to meet their regulatory requirements, such as batteries, low emission internal combustion engines and hybrid internal combustion/battery engines. Even if automobile manufacturers decide to develop vehicles powered by PEM fuel cells, it may be many years before substantial numbers of vehicles powered by PEM fuel cell systems are manufactured. Further, there are several other technologies that may be used to generate hydrogen, such as hydrocarbon reforming, and there remains a strong possibility that our means of generating hydrogen will not be used to supply fuel to fuel cells.

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

We have expanded our manufacturing facilities in anticipation of increased demand for our products. If this demand does not materialize, we will not generate sufficient revenue to offset the costs of maintaining and operating these facilities, which could increase our losses and prevent us from growing our business. We expect to expand our production and may experience delays or problems in our expected expansion that could compromise our ability to increase our sales and grow our business. Factors that could delay or prevent our expected production expansion include:

•	the inability to purchase parts or components in adequate quantities or sufficient quality;

•	the cost of raw materials;

•	the failure to increase our assembly and test operations;

•	the failure to hire and train additional manufacturing personnel; and

•	the failure to develop and implement manufacturing processes and equipment.

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

Because we intend to sell some of our products through third-party distributors, the financial benefits to us of commercializing our products will be dependent on the efforts of others. We intend to enter into additional distribution agreements or other collaborative relationships to market and sell our products. If we are unable to enter into additional distribution agreements, or if our third-party distributors do not successfully market and sell our products, we may be unable to generate revenue and grow our business. We may seek to establish relationships with third-party distributors who also indirectly compete with us. For example, we have targeted industrial gas suppliers as potential distributors of our hydrogen generators. Because industrial gas suppliers currently sell hydrogen in delivered form, adoption by their customers of our hydrogen generation products could cause them to experience declining demand for delivered hydrogen. For this reason, industrial gas suppliers may be reluctant to become distributors of our hydrogen generators. In addition, our third-party distributors may require us to provide volume price discounts and other allowances, or customize our products, either of which could reduce the potential profitability of these relationships.

We have historically focused on research and development activities and have limited experience in marketing, selling and servicing our products.

We have primarily focused on the research and development of our hydrogen generators and regenerative fuel cell systems. Consequently, our management team has limited experience directing the commercialization efforts that are essential to our future success. To date, we only have limited experience marketing, selling and servicing our hydrogen generators, and no experience marketing, selling or servicing our regenerative fuel cell systems. Furthermore, there are very few people anywhere who have significant experience marketing, selling or servicing PEM electrochemical products. We will have to expand our marketing and sales organization as well as our maintenance and support capability. We may not be successful in our efforts to market and service our products, which would compromise our ability to increase our revenue.

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

We intend to market, distribute and service our products internationally and we may derive a significant portion of our revenue from international sales. If we fail to successfully sell our products internationally, our ability to increase our future revenue and grow our business would be impaired. We have limited experience developing, and limited experience manufacturing, our products to comply with the commercial and legal requirements of international markets. Our success in those markets will depend on our ability to secure relationships with foreign resellers and our ability to manufacture products that meet foreign regulatory and commercial requirements. In addition, our planned international operations may be subject to a variety of additional risks, including:

•	difficulties in collecting international accounts receivable;

•	increased costs associated with maintaining international marketing efforts;

•	compliance with U.S. Department of Commerce export controls;

•	increases in duty rates;

•	the introduction of non-tariff trade barriers;

•	fluctuations in currency exchange rates;

•	political and economic instability; and

•	difficulties in enforcing intellectual property rights.

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

Any infringement claim against us, whether meritorious or not, could:

•	be time-consuming;

•	result in costly litigation or arbitration and diversion of technical and management personnel; or

•	require us to develop non-infringing technology or to enter into royalty or licensing agreements.

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

Any significant incurrence of warranty expense could increase our costs. In addition, any warranty disclaimers we use may not effectively limit our liability. We have experienced problems with certain components, specifically hydrogen sensor modules and cell stacks, in some of our products which require component replacement. We cannot be certain that further problems related to these or other components will not occur and require replacement.

We may be exposed to lawsuits and other claims if our products malfunction, which could increase our expenses, harm our reputation and prevent us from growing our business.

Any liability for damages resulting from malfunctions of our products could be substantial and could increase our expenses and prevent us from growing our business. In particular, hydrogen is a flammable gas and can pose safety risks if not handled properly. In one instance it appears hydrogen, in one of our HOGEN40 series generators leaked into the ambient oxygen stream resulting in a flame that burned several components in the system. Further investigation of this unit revealed the presence of pinholes in the cell membranes, resulting in hydrogen leakage and cell failure. Although we have taken steps to improve safety and reliability in our products, we cannot be certain that future similar malfunctions will not occur. In addition, our products may require modifications to operate properly under extreme temperatures. Potential customers will also rely upon our products for critical needs, such as backup power. A malfunction of our products could result in tort or warranty claims. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products. This could result in a decline in demand for our products, which would reduce our revenue and harm our business.

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

We expect our revenue and operating results to vary significantly from quarter to quarter. As a result, quarterly comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of our future performance. In addition, due to our stage of development, we cannot predict our future revenue or results of operations accurately. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

•	the status of development of our technology, products and manufacturing capabilities;

•	the cost of our raw materials and key components;

•	warranty and service cost for products in the field;

•	the introduction, timing and market acceptance of new products introduced by us or our competitors;

•	the development of our strategic relationships and distribution channels;

•	general economic conditions, which can affect our customers’ capital investments and the length of our sales cycle;

•	the development of vehicular PEM fuel cells and renewable energy markets; and

•	government regulation.

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

The trading price of our common stock could be subject to wide fluctuations in response to:

•	our perceived prospects;

•	variations in our operating results and achievement of key business targets;

•	changes in securities analysts’ recommendations or earnings estimates;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of new products by us or our competitors;

•	market reaction to any acquisition, joint venture or strategic investments announced by us or our competitors; and

•	general economic or stock market conditions unrelated to our operating performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

Our directors, executive officers and individuals or entities affiliated with our directors as a group beneficially own, as of December 31, 2001, approximately 25% of our outstanding common stock. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of our directors, and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us or our other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.

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

Our charter documents contain other provisions that could have an anti-takeover effect, including:

•	only one of the three classes of directors is elected each year;

•	stockholders have limited ability to remove directors;

•	stockholders cannot take actions by written consent;

•	stockholders cannot call a special meeting of stockholders; and

•	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

We hold marketable securities consisting of U.S. government and agency securities that are held by two major banking institutions. Our marketable securities portfolio of approximately $147.2 million includes five callable agency securities with a fair market value totaling approximately $22.6 million. In 2002, two investments approximating $10.9 million were called at par. These securities generate a higher relative rate of interest for the Company; in return, the embedded call option gives the issuer the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

ITEM 4.     Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)  Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.

OTHER INFORMATION

ITEM 1.     Legal Proceedings

Between July 3, 2001 and August 29, 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors as well as against the underwriters who handled the September 28, 2000 initial public offering (“IPO”) of common stock. All of the complaints were filed allegedly on behalf of persons who purchased the Company’s common stock from September 28, 2000 through and including December 6, 2000. The complaints are similar, and allege that the Company’s IPO registration statement and final prospectus contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the IPO. On April 19, 2002, a single Consolidated Amended Complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions, including the alleged Class Period of September 28, 2000 through and including December 6, 2000. On July 15, 2002 the Company joined in an omnibus motion to dismiss filed by all issuer defendants named in similar actions which challenges the legal sufficiency of the plaintiffs’ claims, including those in the consolidated amended complaint. Plaintiffs have opposed that motion, which has not yet been heard by the Court. In addition, in August 2002, the plaintiffs agreed to dismiss without prejudice all of the individual defendants from the consolidated complaint. An order to that effect was entered by the Court in October 2002.

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

After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our planned manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of September 30, 2002, approximately $28.2 million of the net proceeds of the offering had been used to fund operations and purchase fixed assets. The remaining net proceeds are invested in U.S. Government and Agency securities. In October 2001, we loaned $275,000 of the proceeds to Mr. Schroeder, who is president and a director of the Company. In July 2002, the loan was paid in full. No other portion of the proceeds were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

ITEM 3.     Default upon Senior Securities

Not Applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders

Not Applicable.

ITEM 5.     Other Information

Not Applicable.

ITEM 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	99.1—Certifications

(b) Reports	on Form 8-K

       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2002

PROTON ENERGY SYSTEMS, INC. (Registrant)

By:	/S/ WALTER W. SCHROEDER
Walter W. Schroeder President and Chief Executive Officer

By:	/S/ JOHN A. GLIDDEN
John A. Glidden Vice President of Finance (Principal Financial and Accounting Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Proton Energy Systems, Inc. (the “Company”) for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Walter W. Schroeder, President and Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2002

/s/ WALTER W. SCHROEDER
Walter W. Schroeder
President and Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Proton Energy Systems, Inc. (the “Company”) for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, John A. Glidden, Vice President of Finance of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2002

/s/ JOHN A. GLIDDEN
John A. Glidden
Vice President of Finance