Form 10-Q
period 2003-03-31
PROTON ENERGY SYSTEMS INC
filed 2003-05-06
CIK 1114617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of May 2, 2003 was 33,477,318.

Part I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PROTON ENERGY SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$23,654,385	$16,415,337
Marketable securities (Note 4)	122,476,909	133,944,034
Accounts receivable	600,321	874,579
Inventories and deferred costs (Note 5)	5,981,248	5,698,377
Other current assets	1,210,493	2,164,128

Total current assets	153,923,356	159,096,455

Fixed assets, net	16,673,672	16,553,182
Other assets, net	637,433	655,767

Total assets	$171,234,461	$176,305,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$339,150	$335,400
Accounts payable	511,827	674,069
Accrued expenses	1,069,559	858,379
Accrued construction costs	—	473,669
Accrued compensation	749,967	386,210
Accrued service costs (Note 8)	1,742,660	2,093,046
Deferred revenue	3,012,900	2,704,015
Customer advances	51,334	53,078

Total current liabilities	7,477,397	7,577,866

Long term liabilities:
Long-term debt	6,353,032	6,440,632

Total liabilities	13,830,429	14,018,498

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, undesignated, $.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 33,472,306 and 33,451,084 shares issued and outstanding, respectively	334,723	334,511
Additional paid-in capital	241,995,596	242,025,701
Unearned compensation	(477,374)	(660,166)
Accumulated other comprehensive income	665,994	1,052,009
Accumulated deficit	(85,114,907)	(80,465,149)

Total stockholders’ equity	157,404,032	162,286,906

Total liabilities and stockholders’ equity	$171,234,461	$176,305,404

The accompanying notes are an integral part of the financial statements.

PROTON ENERGY SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2003	2002
	(unaudited)	(unaudited)
Contract revenue	$43,403	$721,357
Product revenue	129,333	216,576

Total revenues	172,736	937,933

Costs and expenses:
Costs of contract revenue	162,680	456,572
Costs of production	781,459	567,555
Research and development	1,968,883	2,216,965
General and administrative	2,719,091	1,705,758

Total costs and expenses	5,632,113	4,946,850

Loss from operations	(5,459,377)	(4,008,917)
Loss on disposal of assets	(24,863)	—
Interest income, net	834,482	1,721,684
Gain on sale of marketable securities	—	23,759

Net loss attributable to common stockholders	$(4,649,758)	$(2,263,474)

Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.07)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	33,457,139	33,243,842

The accompanying notes are an integral part of the financial statements.

PROTON ENERGY SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(4,649,758)	$(2,263,474)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	350,489	178,721
Amortization of premiums on securities	198,360	328,605
Non-cash stock-based expense	131,012	169,625
Loss on disposal of assets	24,863	—
Gain from sale of marketable securities	—	(23,759)
Changes in operating assets and liabilities:
Accounts receivable	274,258	220,418
Inventories and deferred costs	(282,871)	(780,808)
Other current assets	953,635	(206,904)
Other assets	11,577	5,472
Accounts payable and accrued expenses	(411,360)	766,566
Deferred revenue and contract advances	307,141	(25,273)

Net cash used in operating activities	(3,092,654)	(1,630,811)

Cash flows from investing activities:
Purchases of fixed assets	(491,060)	(3,326,758)
Proceeds from the sale of fixed assets	1,975	—
Purchases of marketable securities	(105,493,250)	(15,091,990)
Proceeds from maturities and sales of marketable securities	116,376,000	20,040,881
Proceeds from repayment of related party note	—	29,755

Net cash provided by investing activities	10,393,665	1,651,888

Cash flows from financing activities:
Borrowings from long term debt	—	1,653,182
Payments of long term debt	(83,850)	—
Proceeds from sale of common stock	17,278	14,720
Proceeds from exercise of stock options	4,609	14,368

Net cash (used in) provided by financing activities	(61,963)	1,682,270

Net increase in cash	7,239,048	1,703,347
Cash and cash equivalents at beginning of period	16,415,337	1,836,899

Cash and cash equivalents at end of period	$23,654,385	$3,540,246

Cash paid during the period for interest	$64,098	11,663

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

2.    BASIS OF PRESENTATION

In 2001, the Company established Technology Drive LLC, a Connecticut limited liability company solely owned by the Company. Technology Drive LLC holds title to the building and approximately 44 acres of land in Wallingford, Connecticut, where the Company has completed the construction of its new headquarters, research and development and production facility. The condensed consolidated financial statements include the accounts of the Company and Technology Drive LLC, after elimination of intercompany transactions.

The condensed consolidated financial statements as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 is unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 25, 2003.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following table sets forth the components of comprehensive income (loss):

	March 31, 2003	March 31, 2002
	(unaudited)	(unaudited)
Net loss	$(4,649,758)	$(2,263,474)
Unrealized losses on marketable securities	(386,015)	(1,101,602)

Total comprehensive loss	$(5,035,773)	$(3,365,076)

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has elected to continue to account for stock based compensation issued to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB 25, compensation expense is computed to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is then recognized over the vesting period.

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three months ended March 31 (in thousands, except per share data):

	2003	2002
Net loss attributable to common stockholders:
As reported	$(4,649,758)	$(2,263,474)
Add: Stock based employee compensation included in net income	131,012	169,625
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,401,705)	(1,487,216)

Pro forma	$(5,920,451)	$(3,581,065)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(.14)	$(.07)

Pro forma	$(.18)	$(.11)

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45, which are effective for the year ended December 31, 2002, are included in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K filed on March 25, 2003.

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, in addition to certain new disclosure requirements. The disclosure provisions of SFAS 148 are included in the accompanying Notes to the Condensed Consolidated Financial Statements.

4.    MARKETABLE SECURITIES

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of March 31, 2003, the Company’s investment portfolio consisted of U.S. government and agency securities held by two major banking institutions. The maturities of marketable securities are as follows:

	March 31, 2003	December 31, 2002
Less than one year	$82,938,652	$113,546,928
One to five years	39,538,257	20,397,106

	$122,476,909	$133,944,034

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. The unrealized gain from marketable securities was $665,994 and $1,052,009 at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, the Company had seven callable agency securities with a fair market value totaling approximately $44.0 million. Additionally, four investments approximating $31.3 million were called at par in 2003. These securities generate a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date.

5.    INVENTORIES AND DEFERRED COSTS

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

	March 31, 2003	December 31, 2002
Raw materials	$1,741,093	$1,542,813
Work in process	2,018,722	2,253,458
Finished goods	2,221,433	1,902,106

	$5,981,248	$5,698,377

Deferred costs of $2,006,388 and $1,613,546 are included in finished goods as of March 31, 2003 and December 31, 2002, respectively. These deferred costs represent costs of production on units shipped to customers for which the related product revenue is deferred until the expiration of the product warranty period. In addition, costs incurred under our contract with STM of $957,941are included in work in process as of March 31, 2003 and December 31, 2002.

6.    LOSS PER SHARE

Net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding. No effect has been given to the exercise of common stock options and stock warrants since the effect would be antidilutive for all reporting periods.

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    STOCK OPTION GRANTS

During 1999 and 2000, the Company issued common stock options at less than the fair value of its common stock. The compensation expense for such options is amortized over the vesting periods of the related options. Accordingly, the Company recorded stock-based compensation expense of $107,829 and $175,412 for the three-month periods ended March 31, 2003 and March 31, 2002, respectively.

8.    COMMITMENTS AND CONTINGENCIES

In November 1999, the Company entered into an agreement with Matheson Tri-Gas, Inc. (“Matheson”) to develop, market and distribute hydrogen generators to be used solely in laboratory applications. This agreement granted the distributor worldwide exclusivity to the commercial sale of this product during the fifteen-year term of the contract as long as the distributor met minimum purchases, as defined in the agreement. In January 2003, the exclusive distribution agreement with Matheson Tri-Gas, Inc., was jointly terminated. Under the terms of the settlement agreement, the Company agreed to continue to support units under warranty, provide spare parts for five years, sell an additional 55 laboratory hydrogen generators, and agreed not to sell or market our own laboratory hydrogen generators under Proton’s or any other brand name before June 30, 2003.

In 2001, the Company entered into a 10-year agreement with STM Power, Inc. (“STM”) for the exclusive supply of high-pressure hydrogen replenishment systems for Stirling Cycle Engines. Under an initial purchase order relating to this agreement, STM has agreed to provide $395,000 for the product development and delivery of prototype hydrogen replenishment systems. In 2002, the Company received purchase orders totaling approximately $563,000 for additional product development and delivery of 57 high-pressure hydrogen generators.

The Company accounts for the STM contract in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and accordingly has recorded costs of $958,000 under the contract in inventory. Additionally, at March 31, 2003, the Company has recorded $958,000 as deferred revenue representing amounts billed under the contract with STM. At March 31, 2003, accounts receivable due from STM is $0. In 2002, the Company has accrued $125,000 to cover the cost of potential warranty claims associated with the 57 units delivered.

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

In October 2002, the Company learned of problems with sensor modules in its HOGEN 40 series units at customer locations that might have been affected by moisture blockage, thereby impairing the sensor’s ability to

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

detect the presence of hydrogen in the oxygen gas stream. Further investigation of these units revealed the presence of pinholes in the cell membranes, resulting in hydrogen leakage and cell failure. To address these problems, the Company has contacted all of its HOGEN 40 series customers to arrange appropriate sensor testing and modifications. Additionally, the Company intends to replace defective cell stacks that are experiencing leakage. The Company is taking the approach that all HOGEN 40 series sensor and cell stack components in the field may need to be replaced. The Company is also working to develop and implement design improvements to extend cell lifetime. For the year ended December 31, 2002 the Company recorded $2,462,000 for these anticipated future service costs. As of March 31, 2003 $1,743,000 remains accrued for potential future service costs. The liability for such service costs reflects management’s estimate, as of the date of this report, of the remaining cost of the program. The actual amount of such costs could be less than this accrual but they could also materially exceed the amount accrued.

9.    RELATED PARTIES

In 2001, the Company loaned $275,000 to Walter W. Schroeder, the President, Chief Executive Officer, and a director of the Company. The loan had a two-year term and was payable in monthly 7 installments of $10,000 each with a final payment due at maturity. The loan, which accrued interest at the prime rate, contained no penalty for early repayment. In July 2002, the loan was paid in full.

In 2001, the Company entered into a contract with STM to develop and deliver hydrogen generators (see Note 8). Richard A. Aube, a member of the Company’s Board of Directors, is also a member of STM’s Board of Directors.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002. This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations and contain projections of our future results of operation or of our financial position or state other forward-looking information. However, there may be events in the future that we are unable to predict accurately or control. The factors in the section captioned “Critical Accounting Policies” contained in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002, and below in this Form 10-Q under the “Legal Proceedings” and “Certain Factors That May Affect Future Results” captions, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Overview

We were founded in 1996 to design, develop and manufacture PEM electrochemical products for commercial applications. Our proprietary PEM technology is incorporated in two families of products: hydrogen generators, of which we are currently manufacturing and delivering commercial models to customers, and regenerative fuel cell systems, which we are currently developing. Since our inception, we have funded our operations through private financings that raised approximately $61.6 million, including $50.1 million raised in a private financing in April 2000, and an initial public offering in October 2000 that raised net proceeds of approximately $125.8 million.

We have generated cumulative losses since our inception, and as of March 31, 2003 our accumulated deficit was $85.1 million, of which $50.7 million is attributable to deemed preferred dividends and accretion and $34.4 million is attributable to net losses since inception. We expect to continue to make significant investments in new product design and development for the foreseeable future. We believe that our success is dependent on increasing our customer base, developing products that leverage our proprietary technology, and maintaining a proper alignment between our cost structure and our revenue goals. We expect to incur operating losses in 2003 and for the next several years and cannot predict when we will become profitable, if ever.

Recent Developments

The following significant events occurred in 2003:

•	We installed a HOGEN 380 hydrogen generator for a hydrogen fuel cell bus program in Barth, Germany.

•	We reached agreement to end our Development, Marketing and Distribution Agreement for small laboratory hydrogen generators with Matheson Tri-Gas.

•	Featured at White House-sponsored event to promote President Bush’s $1.2 billion Freedom Car and Fuel initiative.

•	We successfully tested our HIPRESSTM high-pressure cell stack modules, thereby achieving a key milestone in our Naval Research Laboratory contract funded by the Defense Advance Research Projects Agency.

•	We received a contract to develop a 1 kW regenerative solar/Proton Exchange Membrane fuel cell demonstration system from Jacobs Sverdrup Technology, Inc, a subcontractor to the U.S. Navy, for testing at the Naval Air Weapons Station at China Lake, California.

•	We strengthened our intellectual property position by bringing our total U.S. and foreign patent filings to 114. We now hold 11 issued U.S. patents and two issued European patents.

•	In April 2003, we resumed production and shipment of our HOGEN 40 hydrogen generators and are accepting new orders for units to be delivered in the third quarter of 2003.

•	We continue to replace cell stacks in customer units under a previously announced program. We anticipate that all customer cell stacks will be replaced by the third quarter 2003.

Critical Accounting Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, investments, income taxes, depreciable lives of equipment, warranty obligations and contingency accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on March 25, 2003.

Results of Operations

Comparison of the Three Months Ended March 31, 2003 and March 31, 2002

Contract revenue.    Contract revenue decreased from $721,000 for the three months ended March 31, 2002 to $43,000 for the comparable period in 2003. The decrease was due to research and development activity under the Naval Research Laboratory (“NRL”) contract, which was substantially completed in December 2002. In the future, we expect to generate revenue from government sponsored research and development contracts to supplement our research and development efforts.

Product revenue.    Product revenue decreased from $217,000 for the first quarter of 2002 to $129,000 for the first quarter of 2003. Product revenue for the three months ended March 31, 2003 is predominantly comprised of laboratory generator product revenue.

In the fourth quarter of 2002, we discovered performance issues relating to the operation of cell stacks and associated sensors in its HOGEN 40 series units. Our investigation revealed the presence of previously unknown pinholes in cell membranes in the field that resulted in hydrogen leakage and cell failure. As a result, we determined that recognizing revenue on shipment of our HOGEN 40 series units was no longer appropriate because of significant uncertainty surrounding the reliability of the existing design of the PEM electrolyzer (“cell stack”) within our HOGEN 40 series generators. We are making modifications to the existing cell stack design to improve its performance and anticipates deferring product revenue until we have compiled sufficient warranty history on units containing modified cell stacks. For this reason, product revenue from HOGEN 40 series shipments made subsequent to September 30, 2002 is deferred until the expiration of the product warranty period.

Costs of contract revenue.    Costs of contract revenue decreased from $457,000 for the first quarter of 2002 to $163,000 for the first quarter of 2003. The decrease in 2003 was due primarily to research and development activity under the Naval Research Laboratory (“NRL”) contract, which was substantially completed in December 2002. Additionally, in 2003, we recorded cost overruns under the China Lake contract of approximately $30,000.

Costs of production.    Costs of production increased from $568,000 for the first quarter of 2002 to $781,000 for the first quarter of 2003. The amounts in 2002 and 2003 reflect costs associated with manufacturing, refining and delivering our hydrogen generators as well as warranty costs on units in the field. Additionally, in 2003, costs of production includes excess labor costs associated with our decision to suspend production of our HOGEN 40 series units. Cost of production could increase if warranty experience deteriorates.

In January 2003, the exclusive distribution agreement with Matheson Tri-Gas, Inc., was jointly terminated by agreement with Matheson Tri-Gas. Under the terms of the settlement agreement we agreed to continue to support units under warranty, provide spare parts for five years, sell an additional 55 laboratory hydrogen generators to Matheson Tri-Gas, and not sell or market laboratory hydrogen generators under our or any other brand name before June 30, 2003. To date, under our agreement with Matheson Tri-Gas, Inc., we have recognized costs in excess of our contracted sales price in the amount of $820,000.

Research and development expenses.    Research and development expenses decreased from $2.2 million for the first quarter of 2002 to $2.0 million for the first quarter of 2003. The decrease was due to a decrease in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to salaries and benefits for our research and development staff and materials to support our research and development projects. We expect our research and development expenses to remain level for the next twelve months.

General and administrative expenses.    General and administrative expenses increased from $1.7 million for the first quarter of 2002 to $2.7 million for the first quarter of 2003. This change reflects an increase in salaries and benefits of approximately $300,000 and an increase in professional fees of approximately $450,000.

Interest income, net.    Interest income decreased from $1.7 million for the first quarter of 2002 to $834,000 for the first quarter of 2003. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates.

Liquidity and Capital Resources

Since our inception in August 1996, we have financed our operations through the series A, A-1, B, B-1 and C convertible preferred stock issuances and our initial public offering that, in total, raised approximately $187.4 million. As of March 31, 2003, we had $146.1 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $3.1 million for the three months ended March 31, 2003 and was primarily attributable to our net loss, offset by decreases in other current assets. Cash used in operating activities was $1.6 million for the comparable 2002 period and was primarily attributable to our net loss and increases in inventory and deferred costs, offset by increases in accounts payable and accrued expenses.

Cash provided by investing activities was $10.4 million for the three months ended March 31, 2003 and was primarily attributable to maturities of marketable securities offset by purchases of marketable securities and fixed assets. Cash provided by investing activities was $1.7 million for the three months ended March 31, 2002 and was primarily attributable to maturities of marketable securities offset by purchases of marketable securities and fixed assets.

Cash used in financing activities was $62,000 for the three months ended March 31, 2003. Cash provided by financing activities was $1.7 million for the three months ended March 31, 2002 and was primarily attributable to borrowings under our debt agreement.

We anticipate that our cash and marketable securities on hand as of March 31, 2003 will be adequate to fund our operations, working capital and capital expenditure requirements for at least the next 12 months. Over the next 12 months, we expect to continue to fund the production of our hydrogen generators and to continue our research and development activities on our regenerative fuel cell systems. We cannot ensure that we will not require additional financing to fund our operations or that, if required, any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available, we may be required to delay, reduce or eliminate some of our research and development or manufacturing programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.

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

We have incurred substantial losses since we were founded and we anticipate we will continue to incur substantial losses in the future. As of March 31, 2003, we had an accumulated deficit of approximately $85.1 million. In 2002, we experienced increased cash burn and increased our headcount. We cannot predict when we will operate profitably, if ever. We expect to continue to incur expenses related to research and development activities, expansion of our manufacturing facilities and general administrative functions. As a result, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our hydrogen generators. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We have experienced performance problems with our hydrogen generators

We have experienced performance problems with certain components of our hydrogen generators, specifically hydrogen sensor modules and cell stacks, which have required component replacement. Further problems related to these or other components may occur and require additional corrective measures. If we are unable to solve these problems, potential purchasers of our products may decline to purchase them. In addition, if our hydrogen generators fail after purchases, our warranty exposure would increase, resulting in higher costs to us.

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

We intend to market our hydrogen generators to small- and medium-volume users of delivered hydrogen. Our business depends on the widespread commercial acceptance of our hydrogen generators and we may be unable to grow our business if our targeted customers do not purchase substantial numbers of our hydrogen generators. Our targeted customers, or the distributors whom we intend to use to market to these customers, may not purchase our hydrogen generators at all or in sufficient quantities to support the growth of our business. Our hydrogen generators will require our target customers to make a substantial initial investment, currently ranging from approximately $40,000 to $200,000 per unit for our HOGEN models. Our method of supplying hydrogen by producing it on-site using PEM electrolysis represents a significant departure from conventional means of supplying hydrogen to end users. PEM electrolysis is a new and unproven technology in the markets we are targeting, and we do not know if our targeted customers will accept our product. We are also working to develop and implement design improvements to extend the life of our cell stack components. If we are unable to successfully complete these activities, sales of our hydrogen generators may be reduced.

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

Our failure to manage growth could harm our business.

We intend to introduce new products, increase our production capacity and develop additional distributor relationships. If we are successful, a significant strain on our senior management team and other resources will result. In addition, we may be required to hire additional senior management personnel. Our ability to manage growth will depend in part on our ability to continue to enhance our operating, financial and management information systems. Our personnel, systems and controls may be unable to support our growth.

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

Our directors, executive officers and individuals or entities affiliated with our directors as a group beneficially own, as of March 31, 2003, approximately 25% of our outstanding common stock. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of our directors, and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us or our other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We hold marketable securities consisting of U.S. government and agency securities that are held by two major banking institutions. Our marketable securities portfolio of approximately $122.5 million includes seven callable agency securities with a fair market value totaling approximately $44.0 million. In 2003, four investments approximating $31.3 million were called at par. These securities generate a higher relative rate of interest for the Company; in return, the embedded call option gives the issuer the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

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

PART II.

OTHER INFORMATION

ITEM 1.    Legal Proceedings

Between July 3, 2001 and August 29, 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors as well as against the underwriters who handled the September 28, 2000 initial public offering (“IPO”) of common stock. All of the complaints were filed allegedly on behalf of persons who purchased the Company’s common stock from September 28, 2000 through and including December 6, 2000. The complaints are similar, and allege that the Company’s IPO registration statement and final prospectus contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the IPO. On April 19, 2002, a single Consolidated Amended Complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions, including the alleged Class Period of September 28, 2000 through and including December 6, 2000. On July 15, 2002 the Company joined in an omnibus motion to dismiss the lawsuits filed by all issuer defendants named in similar actions which challenges the legal sufficiency of the plaintiffs’ claims, including those in the consolidated amended complaint. Plaintiffs opposed the motion and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the Court issued an Opinion and Order, granting in part and denying in part the motion to dismiss as to the Company. In addition, in August 2002, the plaintiffs agreed to dismiss without prejudice all of the individual defendants from the consolidated complaint. An order to that effect was entered by the Court in October 2002.

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

After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our planned manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of March 31, 2003, approximately $35.5 million of the net proceeds of the offering had been used to fund operations and purchase fixed assets. The remaining net proceeds are invested in U.S. Government and Agency securities. In October 2001, we loaned $275,000 of the proceeds to Mr. Schroeder, who is president and a director of the Company. In July 2002, the loan was paid in full. No other portion of the proceeds were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

ITEM 3.    Default upon Senior Securities

Not Applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

ITEM 5.    Other Information

Not Applicable.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit 99.1—Certifications

(b)  Reports on Form 8-K

On February 3, 2003, the Company filed a Current Report on Form 8-K incorporating, under Item 5, a January 31, 2003 press release announcing that the Company and Matheson Tri-Gas Inc. have agreed to end their Development, Marketing and Distribution Agreement, dated November 10, 1999.

On May 6, 2003, the Company furnished a Current Report on Form 8-K under Item 9, containing a copy of its earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2002

PROTON ENERGY SYSTEMS, INC. (Registrant)

By:	/S/ WALTER W. SCHROEDER
Walter W. Schroeder President and Chief Executive Officer

By:	/S/ JOHN A. GLIDDEN
John A. Glidden Vice President of Finance (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Walter W. Schroeder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Proton Energy Systems, Inc. (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 6, 2003	/S/ WALTER W. SCHROEDER
Walter W. Schroeder President and Chief Executive Officer

CERTIFICATIONS

I, John A. Glidden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Proton Energy Systems, Inc. (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 6, 2003	/S/ JOHN A. GLIDDEN
John A. Glidden Vice President of Finance