Form 10-Q
period 2003-06-30
PROTON ENERGY SYSTEMS INC
filed 2003-08-13
CIK 1114617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of August 11, 2003 was 33,938,435.

PROTON ENERGY SYSTEMS, INC.

INDEX to FORM 10-Q

PART I.    FINANCIAL INFORMATION

FINANCIAL STATEMENTS

PROTON ENERGY SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$9,045,660	$16,415,337
Marketable securities (Note 4)	96,930,373	133,944,034
Accounts receivable	958,552	874,579
Inventories and deferred costs (Note 5)	6,295,707	5,698,377
Other current assets	2,943,488	2,164,128

Total current assets	116,173,780	159,096,455

Fixed assets, net	16,987,084	16,553,182
Other assets, net	1,025,740	655,767

Total assets	$134,186,604	$176,305,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$342,900	$335,400
Accounts payable	707,588	674,069
Accrued expenses	811,026	858,379
Accrued construction costs	—	473,669
Accrued compensation	941,194	386,210
Accrued service costs (Note 8)	570,383	2,093,046
Deferred revenue	3,931,665	2,704,015
Customer advances	333,074	53,078

Total current liabilities	7,637,830	7,577,866

Long term liabilities:
Long-term debt	6,265,432	6,440,632

Total liabilities	13,903,262	14,018,498

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, undesignated, $.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 33,938,435 and 33,451,084 shares issued and outstanding, respectively	339,384	334,511
Additional paid-in capital	208,216,614	242,025,701
Unearned compensation	(367,057)	(660,166)
Accumulated other comprehensive income	424,620	1,052,009
Accumulated deficit	(88,330,219)	(80,465,149)

Total stockholders’ equity	120,283,342	162,286,906

Total liabilities and stockholders’ equity	$134,186,604	$176,305,404

The accompanying notes are an integral part of the financial statements.

PROTON ENERGY SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Contract revenue	$232,181	$1,062,815	$275,584	$1,784,172
Product revenue	219,565	254,143	348,898	470,719

Total revenues	451,746	1,316,958	624,482	2,254,891
Costs and expenses:
Costs of contract revenue	301,916	878,330	464,596	1,334,902
Costs of production	197,045	653,634	978,504	1,221,189
Research and development	1,501,816	2,354,362	3,470,699	4,571,327
General and administrative	2,328,138	2,071,139	5,072,092	3,776,897

Total costs and expenses	4,328,915	5,957,465	9,985,891	10,904,315

Loss from operations	(3,877,169)	(4,640,507)	(9,361,409)	(8,649,424)
Interest income, net	656,942	1,560,336	1,491,424	3,282,020
Gain on sale of marketable securities	4,915	—	4,915	23,759

Net loss attributable to common stockholders	$(3,215,312)	$(3,080,171)	$(7,865,070)	$(5,343,645)

Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.09)	$(0.23)	$(0.16)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	33,632,575	33,346,913	33,545,341	33,295,662

The accompanying notes are an integral part of the financial statements.

PROTON ENERGY SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(7,865,070)	$(5,343,645)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	722,446	371,991
Amortization of premiums on securities	433,178	687,114
Non-cash stock-based expense	256,399	328,902
Gain from sale of marketable securities	(4,915)	(23,759)
Loss on disposal of assets	21,555	118,092

Changes in operating assets and liabilities:
Accounts receivable	(83,973)	(25,511)
Inventories and deferred costs	(597,330)	(1,646,466)
Other current assets	861,484	(4,186)
Other assets	(383,485)	8,020
Accounts payable and accrued expenses	(1,455,182)	799,033
Deferred revenue and contract advances	1,507,646	145,952

Net cash used in operating activities	(6,587,247)	(4,584,463)

Cash flows from investing activities:
Purchases of fixed assets	(1,174,949)	(7,372,832)
Proceeds from the sale of fixed assets	10,558	12,558
Purchases of marketable securities	(181,071,700)	(43,817,800)
Proceeds from maturities and sales of marketable securities	217,029,709	52,519,881
Restricted cash	(1,640,844)	—
Proceeds from repayment of related party note	—	57,323

Net cash provided by investing activities	33,152,774	1,399,130

Cash flows from financing activities:
Borrowings from long term debt	—	3,974,307
Payments of long term debt	(167,700)	—
Cash distribution	(33,927,297)	—
Proceeds from sale of common stock	39,715	32,803
Proceeds from exercise of stock options	120,078	36,643

Net cash (used in) provided by financing activities	(33,935,204)	4,043,753

Net (decrease) increase in cash	(7,369,677)	858,420
Cash and cash equivalents at beginning of period	16,415,337	1,836,899

Cash and cash equivalents at end of period	$9,045,660	$2,695,319

Cash paid during the period for interest	$126,362	$47,745

The accompanying notes are an integral part of the financial statements.

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

Description of Business

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

Recent Developments

Acquisition of Northern Power Systems: On May 22, 2003, the Company announced that it had signed an Agreement and Plan of Contribution and Merger with PES New Parent, Inc., a wholly owned subsidiary of the Company (“New Parent”), PES-1 Merger Sub, Inc., PES-2 Merger Sub, Inc. and Northern Power Systems, Inc., a Delaware corporation (“Northern”) pursuant to which Northern is to be acquired and held as a wholly-owned subsidiary of New Parent and the Company will become a wholly-owned subsidiary of New Parent. Under the terms of the merger, Northern will be acquired for a combination of cash and stock valued at approximately $27.5 million, of which approximately two-thirds will be in cash and the balance in New Parent’s common stock. Northern security holders will also receive warrants to purchase approximately 2.5 million shares of New Parent’s common stock. The merger is subject to customary closing conditions and regulatory approvals, as well as the approval of the stockholders of the Company and Northern.

On May 22, 2003 the Company also entered into a Bonding Support Agreement and Security Agreement with Northern. Under the terms of the Bonding Support Agreement the Company will provide credit support through December 31, 2003 in an amount not to exceed $2 million to Northern to secure Northern’s contractual and/or payment performance with certain customers and or suppliers. As part of the Agreement, the Company has set aside restricted cash of $1,640,844 at June 30, 2003, which is included in other current assets on the balance sheet.

In July 2003 the Company increased the amount of the credit support under the Bonding Support Agreement with Northern by $1 million through December 31, 2003.

The Company made a cash distribution of $1.00 per share payable on June 20, 2003 to shareholders of record as of June 6, 2003. The distribution was recorded as a reduction to additional paid-in capital.

2.    BASIS OF PRESENTATION

The Company established Technology Drive LLC, a Connecticut limited liability company solely owned by the Company. Technology Drive LLC holds title to the building and land in Wallingford, Connecticut, where the Company maintains its headquarters, research and development and production facility. The condensed consolidated financial statements include the accounts of the Company and Technology Drive LLC, after elimination of intercompany transactions.

The condensed consolidated financial statements as of June 30, 2003 and for the three-month and six-month periods ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following table sets forth the components of comprehensive income (loss):

	Six Months Ended June 30,
	2003	2002
Net loss	$(7,865,070)	$(5,343,645)
Reclassification adjustments for gains included in net income	(4,915)	(23,759)
Unrealized loss arising during the period	(622,474)	(627,396)

Net unrealized losses on marketable securities	(627,389)	(651,155)

Total comprehensive loss	$(8,492,459)	$(5,994,800)

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As permitted by SFAS No. 123, the Company has elected to continue to account for stock based compensation issued to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB 25, compensation expense is computed to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is then recognized over the vesting period.

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three months ended June 30:

	2003	2002
Net loss attributable to common stockholders:
As reported	$(3,215,312)	$(3,080,171)
Add: Stock based employee compensation included in net loss	109,011	178,826
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,421,303)	(1,665,228)

Pro forma	$(4,527,604)	$(4,566,573)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(.10)	$(.09)

Pro forma	$(.13)	$(.14)

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the six months ended June 30:

	2003	2002
Net loss attributable to common stockholders:
As reported	$(7,865,070)	$(5,343,645)
Add: Stock based employee compensation included in net loss	216,840	354,237
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,823,008)	(3,152,444)

Pro forma	$(10,471,238)	$(8,141,852)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(.23)	$(.16)

Pro forma	$(.31)	$(.24)

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

3.    RECENT ACCOUNTING GUIDANCE

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45, which are effective for the year ended December 31, 2002, are included in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K filed on March 25, 2003 and included in Note 1 and Note 8 of these statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, and requires that those instruments be classified as liabilities in the statement of financial position. Mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. Adoption of this standard is not expected to impact the recognition of liabilities and equity in the Company’s balance sheet.

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the interpretation is to provide guidance on the identification of and financial reporting for entities over which control is achieved through means other than voting rights. Adoption of this standard is not expected to have a material impact on the Company’s financial statements.

4.    MARKETABLE SECURITIES

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of June 30, 2003, the Company’s investment portfolio consisted of U.S. government and agency securities held by two major banking institutions. The maturities of marketable securities are as follows:

	June 30, 2003	December 31, 2002
Less than one year	$88,925,428	$113,546,928
One to five years	8,004,945	20,397,106

	$96,930,373	$133,944,034

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. Proceeds from the sale of four securities in 2003 totaled $12,023,709. The cost was determined using the specific identification method and the resulting realized gain was $4,915. The unrealized gain from marketable securities was $424,620 and $1,052,009 at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, the Company had three callable agency securities with a fair market value totaling approximately $6.9 million. Additionally, eight investments approximating $63.9 million were called at par in 2003. These securities generate a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date.

5.    INVENTORIES AND DEFERRED COSTS

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

	June 30, 2003	December 31, 2002
Raw materials	$1,779,721	$1,542,813
Work in process	1,502,866	2,253,458
Finished goods	3,013,120	1,902,106

	$6,295,707	$5,698,377

Deferred costs of $2,831,972 and $1,613,546 are included in finished goods as of June 30, 2003 and December 31, 2002, respectively. These deferred costs represent costs of production on units shipped to customers for which the related product revenue is deferred until the expiration of the product warranty period. In addition, costs incurred under our contract with STM of $958,000 are included in work in process as of June 30, 2003 and December 31, 2002.

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    LOSS PER SHARE

Net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding. No effect has been given to the exercise of 609,556 and 1,059,931 common stock options outstanding for the three month periods ending June 30, 2003 and 2002, respectively, or the 673,557 and 994,792 common stock options outstanding for the six month periods ending June 30, 2003 and 2002, respectively, and the 50,000 stock warrants outstanding in each period, since the effect would be antidilutive for all reporting periods.

7.    STOCK OPTION GRANTS

During 1999 and 2000, the Company issued common stock options to employees at less than the fair value of its common stock. The compensation expense for such options is amortized over the vesting periods of the related options. Accordingly, the Company recorded stock-based compensation expense of $109,011 and $178,826 for the three-month periods ended June 30, 2003 and June 30, 2002, respectively and $216,840 and $354,237 for the six-month periods ended June 30, 2003 and June 30, 2002, respectively.

8.    COMMITMENTS AND CONTINGENCIES

In November 1999, the Company entered into an agreement with Matheson Tri-Gas, Inc. (“Matheson”) to develop, market and distribute hydrogen generators to be used solely in laboratory applications. This agreement granted the distributor worldwide exclusivity to the commercial sale of this product during the fifteen-year term of the contract as long as the distributor met minimum purchases, as defined in the agreement. In January 2003, the exclusive distribution agreement with Matheson Tri-Gas, Inc., was jointly terminated. Under the terms of the termination agreement, the Company agreed to continue to support units under warranty, provide spare parts for five years, sell an additional 55 laboratory hydrogen generators, and agreed not to sell or market our own laboratory hydrogen generators under Proton’s or any other brand name before June 30, 2003.

In 2001, the Company entered into a 10-year agreement with STM Power, Inc. (“STM”) for the exclusive supply of high-pressure hydrogen replenishment systems for Stirling Cycle Engines. Under an initial purchase order relating to this agreement, STM has agreed to provide the Company $395,000 for the product development and delivery of prototype hydrogen replenishment systems. In 2002, the Company received purchase orders totaling approximately $563,000 for additional product development and delivery of 57 high-pressure hydrogen generators.

The Company accounts for the STM contract in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and accordingly has recorded costs of $958,000 under the contract in inventory. Additionally, at June 30, 2003, the Company has recorded $958,000 as deferred revenue representing amounts billed under the contract with STM. At June 30, 2003, accounts receivable due from STM is $0. In 2002, the Company accrued $125,000 to cover the cost of warranty claims associated with the 57 units delivered.

Also in 2001, the Company entered into an agreement with the Connecticut Clean Energy Fund (“CCEF”). The agreement provides the Company with financial assistance for up to $1.5 million to accelerate commercial deployment of the UNIGEN product. The Company is required to repay CCEF 110% of the amounts advanced by them under the agreement beginning at such time as revenues from UNIGEN products reach $25 million annually. However, prior to the achievement of milestones described in this agreement, these funds are subject to repayment provisions based upon the occurrence of certain events. These events include a failure to maintain a Connecticut presence, the purchase of a controlling interest in the Company by a third party, the sale of

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substantially all of the Company’s assets, the consolidation or merger of the company with a third party, or the granting of the exclusive license to a third party to manufacture or use the UNIGEN product line. Because of these repayment provisions, the Company records funds received as liabilities until it achieves the contract milestones. At December 31, 2001, $200,000 had been received and was recorded in customer advances. During the first half of 2002 an additional $400,000 had been received. During 2002, the Company achieved the contract milestones and recognized the related $600,000 as an offset against costs and expenses. In December 2002 the Company was approved for funding of up to $900,000 under Phase II of the agreement. As of June 30, 2003 the Company had received $600,000 in funding under this phase of the agreement. During the second quarter 2003, the Company achieved certain milestones and recognized approximately $480,000 as an offset against costs and expenses, with the remaining $120,000 recorded in customer advances.

In October 2002, the Company learned of problems with sensor modules in its HOGEN 40 series units at customer locations that might have been affected by moisture blockage, thereby impairing the sensor’s ability to detect the presence of hydrogen in the oxygen gas stream. Further investigation of these units revealed the presence of pinholes in the cell membranes, resulting in hydrogen leakage and cell failure. To address these problems, the Company has contacted all of its HOGEN 40 series customers to arrange appropriate sensor testing and modifications. Additionally, the Company intends to replace defective cell stacks that are experiencing leakage. The Company is taking the approach that all HOGEN 40 series sensor and cell stack components in the field may need to be replaced. For the year ended December 31, 2002 the Company recorded $2,462,000 for these anticipated future service costs. Total expenditures related to this program amounted to $369,000 and $1,362,000 for the year ended December 31, 2002 and six months ended June 30, 2003, respectively. As of June 30, 2003 $570,000 remains accrued for these costs. The liability for such service costs reflects management’s estimate, as of the date of this report, of the remaining cost of the program. The actual amount of such costs could be less than this accrual but they could also materially exceed the amount accrued.

The changes in the carrying amount of product warranties for the six months ended June 30, 2003 are as follows:

Balances as of January 1, 2003	$2,178,935
Warranties issued and adjustments to provision	(164,389)
Warranty claims	(1,362,177)

Balance as of June 30, 2003	$652,369

On May 22, 2003, in connection with the Agreement and Plan of Contribution and Merger described in Note 1, the Company also entered into a Bonding Support Agreement and Security Agreement with Northern. Under the terms of the Bonding Support Agreement the Company will provide credit support through December 31, 2003 in an amount not to exceed $2 million to Northern to secure Northern’s contractual and/or payment performance with certain customers and or suppliers. Northern may from time to time request a guaranty to be issued by providing Proton a notice, specifying (i) the amount of the requested guaranty, (ii) the surety to which such guaranty is to be issued, (iii) the requested execution and delivery date of the guaranty, and (iv) a copy of the applicable unexecuted Reimbursement Agreement and the applicable unexecuted bond. After the time that Proton makes any payment to any surety under a guaranty, Northern shall be obligated to immediately repay Proton. The fair value of the Company’s guarantee is approximately $41,000 and is included in accrued expenses in the accompanying financial statements.

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    RELATED PARTIES

In 2001, the Company loaned $275,000 to Walter W. Schroeder, the President, Chief Executive Officer, and a director of the Company. The loan had a two-year term and was payable in monthly 7 installments of $10,000 with a final payment due at maturity. The loan, which accrued interest at the prime rate, contained no penalty for early repayment. In July 2002, the loan was paid in full.

In 2001, the Company entered into a contract with STM to develop and deliver hydrogen generators (see Note 8). Richard A. Aube, a member of the Company’s Board of Directors, is also a member of STM’s Board of Directors. As of June 3, 2003, Mr. Aube is no longer a member of the Board of Directors.

10.    SUBSEQUENT EVENT

In July 2003, the Company reduced its workforce by eight employees as part of an ongoing effort to increase the efficiency of operations and reduce costs. In connection with the reduction in workforce, the Company expects to recognize a charge in the third quarter of 2003 of approximately $115,000.

ITEM 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were founded in 1996 to design, develop and manufacture PEM electrochemical products for commercial applications. Our proprietary PEM technology is incorporated in two families of products: hydrogen generators, of which we are currently manufacturing and delivering commercial models to customers, and regenerative fuel cell systems, which we are currently developing. Since our inception, we have funded our operations through private financings that raised approximately $61.6 million, including $50.1 million raised in a private financing in April 2000, and an initial public offering in October 2000 that raised net proceeds of approximately $125.8 million. In the second quarter of 2003 the Company made a cash distribution of $33.9 million to shareholders of record as of June 6, 2003.

We have generated cumulative losses since our inception, and as of June 30, 2003 our accumulated deficit was $88.3 million, of which $50.7 million is attributable to deemed preferred dividends and accretion and $37.6 million is attributable to net losses since inception. We expect to continue to make significant investments in new product design and development for the foreseeable future. We believe that our success is dependent on increasing our customer base, developing products that leverage our proprietary technology, and maintaining a proper alignment between our cost structure and our revenue goals. We expect to incur operating losses in 2003 and for the next several years and cannot predict when we will become profitable, if ever.

Recent Developments

Acquisition of Northern Power Systems: On May 22, 2003, we announced that we had signed an Agreement and Plan of Contribution and Merger with PES New Parent, Inc., a wholly owned subsidiary of the Company (“New Parent”), PES-1 Merger Sub, Inc., PES-2 Merger Sub, Inc. and Northern Power Systems, Inc., a Delaware corporation (“Northern”) pursuant to which Northern is to be acquired and held as a wholly-owned subsidiary of New Parent and Proton will become a wholly-owned subsidiary of New Parent. Under the terms of the merger, Northern is to be acquired for a combination of cash and stock valued at approximately $27.5 million, of which approximately two-thirds will be in cash and the balance in New Parent’s common stock. Northern security holders will also receive warrants to purchase approximately 2.5 million shares of New Parent’s common stock. The merger is subject to customary closing conditions and regulatory approvals, as well as the approval of the stockholders of Proton and Northern.

Dr. Robert W. Shaw, Jr. is chairman of the board of the directors of Northern and chairman of the board of directors of Proton. Venture capital funds affiliated with Dr. Shaw own approximately 52% of the outstanding stock of Northern. These venture capital funds will receive substantial consideration upon exchange of their Northern stock in the Northern merger. Venture capital funds affiliated with Dr. Shaw own approximately 12% of the outstanding stock of Proton.

As a result of their stock ownership in Northern and Proton, the venture funds affiliated with Dr. Shaw have the power to determine the outcome of the stockholder vote on the Northern merger.

Proton’s board of directors was aware of these interests when it approved the merger and the merger agreement. Dr. Shaw did not take part in these decisions.

On May 22, 2003 we also entered into a Bonding Support Agreement and Security Agreement with Northern. Under the terms of the Bonding Support Agreement we will provide credit support through December 31, 2003 in an amount not to exceed $2 million to Northern to secure Northern’s contractual and/or payment performance with certain customers and or suppliers.

In July 2003 the Company increased the amount of the credit support under the Bonding Support Agreement with Northern by $1 million through December 31, 2003.

We also made a cash distribution of $1.00 per share payable on June 20, 2003 to shareholders of record as of June 6, 2003.

The following other significant events occurred in 2003:

•	We installed a HOGEN 380 hydrogen generator for a hydrogen fuel cell bus program in Barth, Germany.

•	We reached agreement to end our Development, Marketing and Distribution Agreement for small laboratory hydrogen generators with Matheson Tri-Gas.

•	Proton was featured at a White House-sponsored event to promote President Bush’s $1.2 billion Freedom Car and Fuel initiative.

•	We promoted Dr. Larry M. Sweet to President of Proton Energy Systems, Inc. July 23, 2003.

•	We successfully tested our HIPRESS™ high-pressure cell stack modules, thereby achieving a key milestone in our Naval Research Laboratory contract funded by the Defense Advance Research Projects Agency.

•	We received a contract to develop a 1 kW regenerative solar/Proton Exchange Membrane fuel cell demonstration system from Jacobs Sverdrup Technology, Inc, a subcontractor to the U.S. Navy, for testing at the Naval Air Weapons Station at China Lake, California.

•	We strengthened our intellectual property position by bringing our total U.S. and foreign patent filings to 124. We now hold 13 issued U.S. patents and two issued European patents.

•	We resumed production and shipment of our HOGEN 40 hydrogen generators and are accepting new orders for units to be delivered in the third quarter of 2003. We continue to replace cell stacks in customer units under a previously announced program. We anticipate that all customer cell stacks will be replaced by the third quarter 2003.

•	We received authorization to begin Phase II of our contract with the Naval Research Laboratory for advanced fuel cell technology development.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2003 and June 30, 2002

Contract revenue.    Contract revenue decreased from $1.1 million for the three months ended June 30, 2002 to $232,000 for the comparable period in 2003. The decrease was due to a reduction in research and development activity under the Naval Research Laboratory (“NRL”) contract, which was substantially completed in December 2002. In the future, we expect to generate revenue from government sponsored research and development contracts to supplement our research and development efforts.

Product revenue.    Product revenue decreased from $254,000 for the second quarter of 2002 to $220,000 for the second quarter of 2003. Product revenue for the three months ended June 30, 2003 is predominantly comprised of laboratory generator product revenue recognized upon the expiration of the related warranty period.

Units shipped.    Total units shipped increased from 40 for the second quarter 2002 to 45 for the second quarter of 2003. Shipments of the HOGEN 40 series units increased from 6 for the second quarter 2002 to 21 for the second quarter 2003. Shipments of our Chrysalis series units decreased from 34 for the second quarter 2002 to 24 for the second quarter 2003. Total revenue deferred in the second quarter 2003 related to these units shipped was approximately $708,000.

In the fourth quarter of 2002, we discovered performance issues relating to the operation of cell stacks and associated sensors in our HOGEN 40 series units. Our investigation revealed the presence of previously unknown pinholes in cell membranes in the field that resulted in hydrogen leakage and cell failure. As a result, we determined that recognizing revenue on shipment of our HOGEN 40 series units was no longer appropriate because of significant uncertainty surrounding the reliability of the existing design of the PEM electrolyzer (“cell stack”) within our HOGEN 40 series generators. We have made modifications to the existing cell stack design to improve its performance and anticipate deferring product revenue until we have compiled sufficient warranty history on units containing modified cell stacks. For this reason, product revenue from HOGEN 40 series shipments made subsequent to September 30, 2002 is deferred until the expiration of the product warranty period.

Costs of contract revenue.    Costs of contract revenue decreased from $878,000 for the second quarter of 2002 to $302,000 for the second quarter of 2003. The decrease in 2003 was due primarily to research and development activity under the Naval Research Laboratory (“NRL”) contract, which was substantially completed in December 2002.

Costs of production.    Costs of production decreased from $654,000 for the second quarter of 2002 to $197,000 for the second quarter of 2003. The amounts in 2002 and 2003 reflect costs associated with manufacturing, refining and delivering our hydrogen generators as well as warranty costs on units in the field. Additionally, the amount in 2002 includes costs related to product revenue recognized during the period, which were previously deferred until the expiration of the product warranty period, as well as costs associated with anticipated sales price reductions and inventory obsolescence as we transition to a new generation of the HOGEN 40 product line. Cost of production could increase if warranty experience deteriorates.

In January 2003, the exclusive distribution agreement with Matheson Tri-Gas, Inc., was jointly terminated by agreement with Matheson Tri-Gas. Under the terms of the settlement agreement we agreed to continue to support units under warranty, provide spare parts for five years, sell an additional 55 laboratory hydrogen generators to Matheson Tri-Gas, and not sell or market laboratory hydrogen generators under our or any other brand name before June 30, 2003. To date, under our agreement with Matheson Tri-Gas, Inc., we have recognized costs in excess of our contracted sales price in the amount of $832,000.

Research and development expenses.    Research and development expenses decreased from $2.4 million for the second quarter of 2002 to $1.5 million for the second quarter of 2003. The decrease was due to a decrease in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to salaries and benefits for our research and development staff and materials to support our research and development projects. In addition, in the second quarter of 2003 we recorded an offset to expenses of $480,000 related to its agreement with the Connecticut Clean Energy Fund. We expect our research and development expenses to remain level for the next twelve months.

General and administrative expenses.    General and administrative expenses increased from $2.1 million for the second quarter of 2002 to $2.3 million for the second quarter of 2003. This increase was primarily due to an increase in salaries and benefits.

Interest income, net.    Interest income decreased from $1.6 million for the second quarter of 2002 to $657,000 for the second quarter of 2003. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates.

Comparison of the Six Months Ended June 30, 2003 and June 30, 2002

Contract revenue.    Contract revenue decreased from $1.8 million for the six months ended June 30, 2002 to $276,000 for the comparable period in 2003. The decrease was due to research and development activity under the Naval Research Laboratory (“NRL”) contract, which was substantially completed in December 2002. In the future, we expect to generate revenue from government sponsored research and development contracts to supplement our research and development efforts.

Product revenue.    Product revenue decreased from $471,000 for the first six months of 2002 to $349,000 for the comparable period in 2003. Product revenue for the six months ended June 30, 2003 is predominantly comprised of laboratory generator product revenue recognized upon the expiration of the related warranty period.

Units shipped.    Total units shipped increased from 70 for the first six months of 2002 to 80 for the comparable period in 2003. Shipments of the HOGEN 40 series units increased from 12 for the first six months of 2002 to 24 for the first six months of 2003. Shipments of our Chrysalis series units decreased from 58 for the first six months of 2002 to 56 for the first six months of 2003. Total revenue deferred in the first six months of 2003 related to these units shipped was approximately $1,007,000.

Costs of contract revenue.    Costs of contract revenue decreased from $1.3 million for the first six months of 2002 to $465,000 for the comparable period in 2003. The decrease in 2003 was due primarily to research and development activity under the Naval Research Laboratory (“NRL”) contract, which was substantially completed in December 2002.

Costs of production.    Costs of production decreased from $1.2 million for the first six months of 2002 to $979,000 for the comparable period in 2003. The amounts in 2002 and 2003 reflect costs associated with manufacturing, refining and delivering our hydrogen generators as well as warranty costs on units in the field. Additionally, the amount in 2002 includes costs related to product revenue recognized during the period as well as costs associated with anticipated sales price reductions and inventory obsolescence as we transition to a new generation of the HOGEN 40 product line. Cost of production could increase if warranty experience deteriorates.

Research and development expenses.    Research and development expenses decreased from $4.6 million for the first six months of 2002 to $3.5 million for the comparable period in 2003. The decrease was due to a decrease in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to salaries and benefits for our research and development staff and materials to support our research and development projects.

In addition, in the second quarter of 2003 we recorded an offset to expenses of $480,000 related to our agreement with the Connecticut Clean Energy Fund. We expect our research and development expenses to remain level for the next twelve months.

General and administrative expenses.    General and administrative expenses increased from $3.8 million for the first six months of 2002 to $5.1 million for the comparable period in 2003. This change reflects an increase in salaries and benefits of approximately $400,000 and an increase in professional fees of approximately $500,000 primarily related to our proposed merger with Northern Power Systems.

Interest income, net.    Interest income decreased from $3.3 million for the first six months of 2002 to $1.5 million for the comparable period in 2003. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates.

Liquidity and Capital Resources

Since our inception in August 1996, we have financed our operations through the series A, A-1, B, B-1 and C convertible preferred stock issuances and our initial public offering that, in total, raised approximately $187.4 million. As of June 30, 2003, we had $106.0 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $6.6 million for the six months ended June 30, 2003 and was primarily attributable to our net loss and decreases in accrued expenses, offset by increases in deferred revenue. Cash used in operating activities was $4.6 million for the comparable 2002 period and was primarily attributable to our net loss and increases in inventory and deferred costs, offset by increases in accounts payable and accrued expenses.

Cash provided by investing activities was $33.2 million for the six months ended June 30, 2003 and was primarily attributable to maturities of marketable securities offset by purchases of marketable securities, purchase of fixed assets, and restricted cash. Cash provided by investing activities was $1.4 million for the six months ended June 30, 2002 and was primarily attributable to maturities of marketable securities offset by purchases of marketable securities and fixed assets.

Cash used in financing activities was $33.9 million for the six months ended June 30, 2003 and was attributable to our $1 per share cash distribution to shareholders. Cash provided by financing activities was $4.0 million for the six months ended June 30, 2002 and was primarily attributable to borrowings under our debt agreement.

We anticipate that our cash and marketable securities on hand as of June 30, 2003 will be adequate to fund our operations, working capital and capital expenditure requirements for at least the next 12 months. Over the next 12 months, we expect to continue to fund the production of our hydrogen generators and to continue our research and development activities on our regenerative fuel cell systems. We cannot ensure that we will not require additional financing to fund our operations or that, if required, any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available, we may be required to delay, reduce or eliminate some of our research and development or manufacturing programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

Our future success is uncertain because we have a limited operating history.

We face many risks and uncertainties. If we are unsuccessful in addressing these risks and uncertainties, we may be unable to generate revenue and grow our company. We were formed in 1996 to research and develop

PEM electrochemical products. We began shipping late-stage development models of our hydrogen generators in 1999 and have not yet manufactured commercial regenerative fuel cell systems. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects and our future success is uncertain. You should consider the challenges, expenses, delays and other difficulties typically involved in the establishment of a new business, including the continued development of our products, refinement of processes and components for our commercial products, recruitment of qualified personnel, ability to manufacture a product which meets cost, reliability and efficiency needs, and achievement of market acceptance for our products.

We have incurred, and expect to continue to incur, substantial losses, and we may never become profitable.

We have incurred substantial losses since we were founded and we anticipate we will continue to incur substantial losses in the future. As of June 30, 2003, we had an accumulated deficit of approximately $88.3 million. We cannot predict when we will operate profitably, if ever. We expect to continue to incur expenses related to research and development activities, expansion of our manufacturing facilities and general administrative functions. As a result, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our hydrogen generators. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

Our success depends upon the continued service of our executive officers and other key employees such as manufacturing and research and development personnel. The loss of any of our executive officers or key employees, especially Walter W. Schroeder, president and chief executive officer, Larry M. Sweet, Chief Operating Officer, and Terry V. Derrico, senior vice president of sales and marketing, could impair our ability to pursue our growth strategy and slow our product development processes. We do not have employment agreements with any of our key executives. We may not be able to attract, assimilate or retain additional highly qualified personnel in the future.

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

Our directors, executive officers and individuals or entities affiliated with our directors as a group beneficially own, as of June 30, 2003, approximately 25% of our outstanding common stock. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of our directors, and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us or our other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.

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

Failure to complete the merger with Northern could negatively impact our stock price, future business and operations.

Closing of the merger with Northern is subject to a number of conditions. There can be no assurance that we will be able to complete the merger with Northern. If the merger with Northern is not completed for any reason, we may be subject to a number of material risks, including the following:

•	We may be required, under certain circumstances, to pay to Northern a termination fee of $100,000 plus Northern’s out-of-pocket expenses incurred in connection with pursuing the merger;

•	We may experience a negative reaction, from financial markets and investors, and from customers, suppliers or partners, to the termination of the merger;

•	We will be required to pay our own costs related to the merger, such as amounts payable to legal and financial advisors and independent accountants, even if the merger is not completed;

•	The price of our common stock may decline as a result of costs associated with the merger and/or to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed; and

•	We may be unable to obtain additional sources of financing or conclude another sale or merger transaction on favorable terms or at all.

The anticipated benefits of the merger with Northern may not be realized in a timely fashion, or at all.

The success of the merger will depend, in part, on our ability to realize the growth opportunities and synergies of combining Proton and Northern and to effectively utilize the resources of the combined companies following the merger. The merger involves risks related to integration and management of acquired operations of personnel. The integration of the businesses will be a complex, time-consuming and potentially expensive process and may disrupt the business of the combined companies if not completed in a timely and efficient manner. Some of the difficulties that may be encountered by the combined companies include:

•	The diversion of management’s attention from other ongoing business concerns;

•	Challenges in enhancing Northern’s internal procedures and systems as needed for it to function as part of a public company;

•	The inability to utilize acquired resources effectively; and

•	Demonstrating to the combined companies’ customers, suppliers and partners that the merger will not result in adverse changes in client service standards or business focus.

If management of the combined companies focuses too much time, money and effort to integrate Northern’s operations and assets, they may not be able to execute Proton’s overall business strategy. Additionally, the combined companies may not progress at the same rates as have been experienced by Proton and Northern, respectively, operating as separate companies in the past.

The merger will result in dilution of the ownership interest of current Proton stock holders.

Upon completion of the merger, the Northern stockholders will receive common stock representing a significant percentage of the equity ownership of the combined companies. This amount will dilute the ownership interests of the current Proton stockholders.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We hold marketable securities consisting of U.S. government and agency securities that are held by two major banking institutions. Our marketable securities portfolio of approximately $96.9 million includes three callable agency securities with a fair market value totaling approximately $6.9 million. In 2003, eight investments approximating $63.9 million were called at par. These securities generate a higher relative rate of interest for the Company; in return, the embedded call option gives the issuer the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

ITEM 4.     Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A special Litigation Committee of the Board of Directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding which was negotiated among class plaintiffs, all issuer defendants and their insurers. Any such settlement would be subject to approval by the Court. The Company believes it has meritorious defenses to the claims made in the complaints and, if the settlement is not finalized and approved, the Company intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial

ITEM 2.    Changes in Securities and Use of Proceeds

On October 4, 2000, we closed an initial public offering of our common stock. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was September 28, 2000, and the Commission file number assigned to the registration statement is 333-39748.

After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our planned manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of June 30, 2003, approximately $39.7 million of the net proceeds of the offering had been used to fund operations and purchase fixed assets. The remaining net proceeds are invested in U.S. Government and Agency securities. In October 2001, we loaned $275,000 of the proceeds to Mr. Schroeder, who is president and a director of the Company. In July 2002, the loan was paid in full. We made a cash distribution of $1.00 per share payable on June 20, 2003 to stockholders of record as of June 6, 2003. The aggregate amount of this distribution was $33,927,297. No other portion of the proceeds of our initial public offering were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

ITEM 3.    Default upon Senior Securities

Not Applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders (“Annual Meeting”) held on June 3, 2003, the Company’s stockholders approved the following:

(1) To elect the following directors as Class III Directors for a three-year term to extend until the Company’s 2006 annual meeting of stockholders and until his successor is duly elected and qualified:

Nominee	For	Withheld	Against/ Abstain	Broker NonVotes
Walter W. Schroeder	30,700,286	177,439	—	—
Robert W. Shaw, Jr.	30,700,286	177,439	—	—

(2) To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the current fiscal year	27,404,500	—	3,473,225	—

ITEM 5.    Other Information

Not Applicable.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31—Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On May 22, 2003, the Registrant filed a Current Report on Form 8-K describing the Registrant’s plans to acquire Northern Power Systems, Inc. and the Registrant’s Bonding Support Agreement and Security Agreement with Northern.

On May 6, 2003, the Registrant furnished a Current Report on Form 8-K under Item 9, containing a copy of its earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2003

PROTON ENERGY SYSTEMS, INC.
(Registrant)

By:	/s/ WALTER W. SCHROEDER
Walter W. Schroeder Chief Executive Officer

By:	/s/ JOHN A. GLIDDEN
John A. Glidden Vice President of Finance (Principal Financial and Accounting Officer)