Form 10-Q
period 2003-09-30
PROTON ENERGY SYSTEMS INC
filed 2003-11-12
CIK 1114617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of November 11, 2003 was 33,945,516.

PROTON ENERGY SYSTEMS, INC.

INDEX to FORM 10-Q

PART I.    FINANCIAL INFORMATION

PROTON ENERGY SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$16,386,879	$16,415,337
Marketable securities (Note 4)	81,971,076	133,944,034
Accounts receivable, less allowance for doubtful accounts of $66,460 in 2003 and $0 in 2002	439,830	874,579
Inventories and deferred costs (Note 5)	6,478,184	5,698,377
Note receivable (Note 9)	1,000,000	—
Other current assets	4,312,916	2,164,128

Total current assets	110,588,885	159,096,455

Fixed assets, net	16,808,654	16,553,182
Other assets, net	1,369,716	655,767

Total assets	$128,767,255	$176,305,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$346,650	$335,400
Accounts payable	477,751	674,069
Accrued expenses	712,560	858,379
Accrued construction costs	—	473,669
Accrued compensation	702,336	386,210
Accrued service costs (Note 8)	49,300	2,093,046
Deferred revenue	4,069,031	2,704,015
Customer advances	394,899	53,078

Total current liabilities	6,752,527	7,577,866

Long term liabilities:
Long-term debt	6,177,832	6,440,632

Total liabilities	12,930,359	14,018,498

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, undesignated, $.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 33,945,516 and 33,451,084 shares issued and outstanding, respectively	339,455	334,511
Additional paid-in capital	208,257,941	242,025,701
Unearned compensation	(260,902)	(660,166)
Accumulated other comprehensive income	124,999	1,052,009
Accumulated deficit	(92,624,597)	(80,465,149)

Total stockholders’ equity	115,836,896	162,286,906

Total liabilities and stockholders’ equity	$128,767,255	$176,305,404

The accompanying notes are an integral part of the financial statements.

PROTON ENERGY SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Contract revenue	$331,235	$891,719	$606,819	$2,675,891
Product revenue	261,944	697,227	610,842	1,167,946

Total revenues	593,179	1,588,946	1,217,661	3,843,837
Costs and expenses:
Costs of contract revenue	334,712	556,811	799,309	1,891,713
Costs of production	470,098	2,302,014	1,448,602	3,523,203
Research and development	2,229,570	2,269,197	5,700,269	6,840,524
General and administrative	2,343,161	2,172,429	7,415,253	5,949,326

Total costs and expenses	5,377,541	7,300,451	15,363,433	18,204,766

Loss from operations	(4,784,362)	(5,711,505)	(14,145,772)	(14,360,929)
Interest income	541,856	1,449,468	2,157,184	4,731,488
Interest expense	(58,414)	(24,388)	(182,318)	(24,388)
Gain on sale of marketable securities	6,543	—	11,458	23,759

Net loss attributable to common stockholders	$(4,294,377)	$(4,286,425)	$(12,159,448)	$(9,630,070)

Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.13)	$(0.36)	$(0.29)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	33,938,512	33,378,631	33,677,838	33,323,623

The accompanying notes are an integral part of the financial statements.

PROTON ENERGY SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(12,159,448)	$(9,630,070)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,137,970	654,547
Amortization of premiums on securities	887,609	1,034,307
Non-cash stock-based expense	389,928	482,237
Gain from sale of marketable securities	(11,458)	(23,759)
Loss on disposal of assets	21,555	118,173
Changes in operating assets and liabilities:
Accounts receivable	434,749	(382,563)
Inventories and deferred costs	(779,807)	(1,970,155)
Other current assets	851,376	189,748
Other assets	(734,218)	6,453
Accounts payable and accrued expenses	(2,543,426)	1,785,450
Deferred revenue and contract advances	1,706,837	720,332

Net cash used in operating activities	(10,798,333)	(7,015,300)

Cash flows from investing activities:
Purchases of fixed assets	(1,405,286)	(9,708,529)
Proceeds from the sale of fixed assets	10,558	12,558
Purchases of marketable securities	(222,527,226)	(68,321,618)
Proceeds from maturities and sales of marketable securities	272,697,023	84,758,880
Issuance of note receivable	(1,000,000)	—
Restricted cash	(3,000,164)	—
Proceeds from repayment of related party note	—	244,276

Net cash provided by investing activities	44,774,905	6,985,567

Cash flows from financing activities:
Borrowings from long term debt	—	5,042,490
Payments of long term debt	(251,550)	—
Return of capital distribution	(33,927,297)	—
Proceeds from sale of common stock	53,739	51,030
Proceeds from exercise of stock options	120,078	39,543

Net cash (used in) provided by financing activities	(34,005,030)	5,133,063

Net (decrease) increase in cash	(28,458)	5,103,330
Cash and cash equivalents at beginning of period	16,415,337	1,836,899

Cash and cash equivalents at end of period	$16,386,879	$6,940,229

Cash paid during the period for interest	$186,080	$106,743

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

Recent Developments

On May 22, 2003, the Company announced that it had signed an Agreement and Plan of Contribution and Merger with PES New Parent, Inc., a wholly owned subsidiary of the Company (“New Parent”), PES-1 Merger Sub, Inc., PES-2 Merger Sub, Inc. and Northern Power Systems, Inc., a Delaware corporation (“Northern”) pursuant to which Northern is to be acquired and held as a wholly-owned subsidiary of New Parent and the Company will become a wholly-owned subsidiary of New Parent. Under the terms of the merger, Northern will be acquired for a combination of cash and stock valued at approximately $27.5 million, of which approximately two-thirds will be in cash and the balance in New Parent’s common stock. Northern security holders will also receive warrants to purchase approximately 2.5 million shares of New Parent’s common stock. The merger is subject to customary closing conditions and regulatory approvals, as well as the approval of the stockholders of the Company and Northern. On September 4, 2003, we filed a registration statement on Form S-4, including a preliminary proxy statement/prospectus relating to the acquisition of Northern.

On May 22, 2003 the Company also entered into a Bonding Support Agreement and Security Agreement with Northern. Under the terms of the Bonding Support Agreement, as amended, the Company will provide credit support through March 31, 2004 in an amount not to exceed $3 million to Northern to secure Northern’s contractual and/or payment performance with certain customers and or suppliers. As part of the Agreement, the Company has set aside restricted cash of $3,000,000 at September 30, 2003, which is included in other current assets on the balance sheet.

On September 22, 2003 the Company entered into a Credit Agreement and Amendment to Security Agreements with Northern. Subject to the terms of the Agreement, the Company will loan to Northern up to $2,000,000 with $1,000,000 advanced by the Company to Northern immediately upon the closing date.

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

The condensed consolidated financial statements as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following table sets forth the components of comprehensive income (loss):

	Nine Months Ended September 30,
	2003	2002
Net loss	$(12,159,448)	$(9,630,070)
Reclassification adjustments for gains included in net income	(11,458)	(23,759)
Unrealized loss arising during the period	(915,552)	(695,016)

Net unrealized losses on marketable securities	(927,010)	(718,775)

Total comprehensive loss	$(13,086,458)	$(10,348,845)

Revenue Recognition – Rental Revenue

The Company earns revenue from the rental of its HOGEN products. The Company accounts for the agreements as operating leases under the provisions of Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases.” The agreements are cancelable at any time by either party without penalty. Rental revenue is recognized on a straight-line basis over the terms of the related agreements. For the nine months ended September 30, 2003, rental revenue of $27,500 is included in product revenue.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As permitted by SFAS No. 123, the Company has elected to continue to account for stock based compensation issued to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB 25, compensation expense is computed to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is then recognized over the vesting period.

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three months ended September 30:

	2003	2002
Net loss attributable to common stockholders:
As reported	$(4,294,377)	$(4,286,425)
Add: Stock based employee compensation included in net loss	103,808	159,225
Less: Total stock-based employee compensation expense determined under fair value-based-method for all awards	(516,833)	(1,310,377)

Pro forma	$4,707,402)	$(5,437,577)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.13)	$(0.13)

Pro forma	$(0.14)	$(0.16)

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the nine months ended September 30:

	2003	2002
Net loss attributable to common stockholders:
As reported	$(12,159,448)	$(9,630,070)
Add: Stock based employee compensation included in net loss	320,648	513,462
Less: Total stock-based employee compensation expense determined under fair value-based-method for all awards	(3,339,841)	(4,462,821)

Pro forma	$(15,178,641)	$(13,579,429)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.36)	$(0.29)

Pro forma	$(0.45)	$(0.41)

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

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, and requires that those instruments be classified as liabilities in the statement of financial position. Mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. On October 29, 2003, the FASB decided to defer the provisions of paragraphs 9 and 10 of FAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, (and related guidance in the appendices) as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of FAS 150 be classified as a liability on a parent company’s financial statements in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the interpretation is to provide guidance on the identification of and financial reporting for entities over which control is achieved through means other than voting rights. At its meeting on October 8, 2003, the Financial Accounting Standards Board (FASB) considered the finalization of proposed FASB Staff Position (“FSP”) 46-e, Effective Date of Interpretation 46 (“FIN 46”), for Certain Interests Held by a Public Entity. At the meeting, the Board deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ending after December 15, 2003. Adoption of this standard is not expected to have a material impact on the Company’s financial statements.

4.    MARKETABLE SECURITIES

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of September 30, 2003, the Company’s investment portfolio consisted of U.S. government and agency securities held by two major banking institutions. The maturities of marketable securities are as follows:

	September 30, 2003	December 31, 2002
Less than one year	$75,331,073	$113,546,928
One to five years	$6,640,003	20,397,106

	$81,971,076	$133,944,034

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. Proceeds from the sale of five securities in 2003 totaled $14,748,456. The cost was determined using the specific identification method and the resulting realized gain was $11,458. The unrealized gain from marketable securities was $124,999 and $1,052,009 at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, the Company had three callable agency securities with a fair market value totaling approximately $7.1 million. Additionally, eleven investments approximating $70.8 million were called at par in 2003. These securities generate a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date.

5.    INVENTORIES AND DEFERRED COSTS

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

	September 30, 2003	December 31, 2002
Raw materials	$1,125,375	$1,542,813
Work in process	2,134,166	2,253,458
Finished goods	3,218,643	1,902,106

	$6,478,184	$5,698,377

Deferred costs of $2,836,820 and $1,613,546 are included in finished goods as of September 30, 2003 and December 31, 2002, respectively. These deferred costs represent costs of production on units shipped to customers for which the related product revenue is deferred until the expiration of the product warranty period. In addition, costs incurred under our contract with STM of $960,000 are included in work in process as of September 30, 2003 and December 31, 2002.

6.    LOSS PER SHARE

Net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding. No effect has been given to the exercise of 253,497 and 754,295 common stock options outstanding for the three month periods ending September 30, 2003 and 2002, respectively, or the 277,629 and 798,366 common stock options outstanding for the nine month periods ending September 30, 2003 and 2002, respectively, and the 50,000 stock warrants outstanding in each period, since the effect would be antidilutive for all reporting periods.

7.    STOCK OPTION GRANTS

During 1999 and 2000, the Company issued common stock options to employees at less than the fair value of its common stock. The compensation expense for such options is amortized over the vesting periods of the related options. Accordingly, the Company recorded stock-based compensation expense of $103,808 and $159,225 for the three-month periods ended September 30, 2003 and September 30, 2002, respectively and $320,648 and $513,462 for the nine-month periods ended September 30, 2003 and September 30, 2002, respectively.

8.    COMMITMENTS AND CONTINGENCIES

In November 1999, the Company entered into an agreement with Matheson Tri-Gas, Inc. (“Matheson”) to develop, market and distribute hydrogen generators to be used solely in laboratory applications. This agreement

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company accounts for the STM contract in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and accordingly has recorded costs of $958,000 under the contract in inventory. Additionally, at September 30, 2003, the Company has recorded $958,000 as deferred revenue representing amounts billed under the contract with STM. At September 30, 2003, accounts receivable due from STM is $0.

Also in 2001, the Company entered into an agreement with the Connecticut Clean Energy Fund (“CCEF”). The agreement provides the Company with financial assistance for up to $1.5 million to accelerate commercial deployment of the UNIGEN product. The Company is required to repay CCEF 110% of the amounts advanced by them under the agreement beginning at such time as revenues from UNIGEN products reach $25 million annually. However, prior to the achievement of milestones described in this agreement, these funds are subject to repayment provisions based upon the occurrence of certain events. These events include a failure to maintain a Connecticut presence, the purchase of a controlling interest in the Company by a third party, the sale of substantially all of the Company’s assets, the consolidation or merger of the company with a third party, or the granting of the exclusive license to a third party to manufacture or use the UNIGEN product line. Because of these repayment provisions, the Company records funds received as liabilities until it achieves the contract milestones. At December 31, 2001, $200,000 had been received and was recorded in customer advances. During the first half of 2002 an additional $400,000 had been received. During 2002, the Company achieved the contract milestones and recognized the related $600,000 as an offset against costs and expenses. In December 2002 the Company was approved for funding of up to $900,000 under Phase II of the agreement. As of September 30, 2003 the Company had received $900,000 in funding under this phase of the agreement. During the second and third quarter 2003, the Company achieved certain milestones and recognized approximately $480,000 and $45,000, respectively, as an offset against costs and expenses, with the remaining $375,000 recorded in customer advances.

In October 2002, the Company learned of problems with sensor modules in its HOGEN 40 series units at customer locations that might have been affected by moisture blockage, thereby impairing the sensor’s ability to detect the presence of hydrogen in the oxygen gas stream. Further investigation of these units revealed the presence of pinholes in the cell membranes, resulting in hydrogen leakage and cell failure. To address these problems, the Company has contacted all of its HOGEN 40 series customers to arrange appropriate sensor testing and modifications. Additionally, the Company intends to replace defective cell stacks that are experiencing leakage. The Company is taking the approach that all HOGEN 40 series sensor and cell stack components in the field may need to be replaced. For the year ended December 31, 2002 the Company recorded $2,462,000 for these anticipated future service costs. Total expenditures related to this program amounted to $369,000 and

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1,851,000 for the year ended December 31, 2002 and nine months ended September 30, 2003, respectively. As of September 30, 2003 $49,000 remains accrued for these costs. The liability for such service costs reflects management’s estimate, as of the date of this report, of the remaining cost of the program. The actual amount of such costs could be less than this accrual but they could also materially exceed the amount accrued.

The changes in the carrying amount of product warranties for the nine months ended September 30, 2003 are as follows:

	Product Warranties	Accrued Service Costs
Balance as of January 1, 2003	$85,935	$2,093,046
Warranties issued	—	—
Adjustments to provision	14,978	(192,893)
Warranty claims	(20,614)	(1,850,853)

Balance as of September 30, 2003	$80,299	$49,300

On May 22, 2003, in connection with the Agreement and Plan of Contribution and Merger described in Note 1, the Company also entered into a Bonding Support Agreement and Security Agreement with Northern. Under the terms of the Bonding Support Agreement the Company will provide credit support through December 31, 2003 in an amount not to exceed $2 million to Northern to secure Northern’s contractual and/or payment performance with certain customers and or suppliers. Northern may from time to time request a guaranty to be issued by providing Proton a notice, specifying (i) the amount of the requested guaranty, (ii) the surety to which such guaranty is to be issued, (iii) the requested execution and delivery date of the guaranty, and (iv) a copy of the applicable unexecuted Reimbursement Agreement and the applicable unexecuted bond. After the time that Proton makes any payment to any surety under a guaranty, Northern shall be obligated to immediately repay Proton. In July 2003 the Company increased the amount of the credit support under the Bonding Support Agreement with Northern by $1 million through December 31, 2003. In October 2003, the Company extended the expiration date of the Bonding Support Agreement to March 31, 2004. The fair value of the Company’s guarantee is approximately $51,000 and is included in accrued expenses in the accompanying financial statements.

In July 2003, the Company reduced its workforce by eight employees as part of an ongoing effort to increase the efficiency of operations and reduce costs. In connection with the reduction in workforce, the Company recognized a charge of approximately $115,000.

9.    RELATED PARTIES

In 2001, the Company loaned $275,000 to Walter W. Schroeder, the President, Chief Executive Officer, and a director of the Company. The loan had a two-year term and was payable in monthly installments of $10,000 with a final payment due at maturity. The loan, which accrued interest at the prime rate, contained no penalty for early repayment. In July 2002, the loan was paid in full.

In 2001, the Company entered into a contract with STM to develop and deliver hydrogen generators (see Note 8). Richard A. Aube, a member of the Company’s Board of Directors, is also a member of STM’s Board of Directors. As of June 3, 2003, Mr. Aube is no longer a member of the Board of Directors.

PROTON ENERGY SYSTEMS, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 22, 2003 the Company entered into a Credit Agreement and Amendment to Security Agreements (the “Agreement”) with Northern. Subject to the terms of the Agreement, the Company will loan to Northern up to $2,000,000 with $1,000,000 advanced by the Company to Northern immediately upon the closing date. The Loan is evidenced by an unsecured Note, payable to the Company in full amount of the then outstanding principal plus accrued and unpaid interest on the earlier of June 30, 2004 or the 120th day following the termination of the Merger Agreement. The Loan may be prepaid at any time in whole or in part in increments of $250,000, without premium or penalty, together with accrued and unpaid interest on such portion of the loan being prepaid. Outstanding principal accrues and bears interest at the Prime Rate of Interest published in the “Money Rates” section of the Wall Street Journal from time to time, plus 1.5% (the “Applicable Rate”). At September 30, 2003, the Company had recognized $1,375 of interest income based on an Applicable Rate of 5.5% and an outstanding principal balance of $1,000,000.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have generated cumulative losses since our inception, and as of September 30, 2003 our accumulated deficit was $92.6 million, of which $50.7 million is attributable to deemed preferred dividends and accretion and $41.9 million is attributable to net losses since inception. We expect to continue to make significant investments in new product design and development for the foreseeable future. We believe that our success is dependent on increasing our customer base, developing products that leverage our proprietary technology, and maintaining a proper alignment between our cost structure and our revenue goals. We expect to incur operating losses in 2003 and for the next several years and cannot predict when we will become profitable, if ever.

Recent Developments

On May 22, 2003, we signed an Agreement and Plan of Contribution and Merger with Distributed Energy Systems Corp., a wholly owned subsidiary of the Company formerly known as “PES New Parent, Inc.” (“Distributed Energy”), PES-1 Merger Sub, Inc., PES-2 Merger Sub, Inc. and Northern Power Systems, Inc., a Delaware corporation (“Northern”) pursuant to which Northern is to be acquired and held as a wholly-owned subsidiary of Distributed Energy and Proton will become a wholly-owned subsidiary of Distributed Energy. Under the terms of the merger, Northern is to be acquired for a combination of cash and stock valued at approximately $27.5 million, of which approximately two-thirds will be in cash and the balance in Distributed Energy’s common stock. Northern security holders will also receive warrants to purchase approximately 2.5 million shares of Distributed Energy’s common stock. The merger is subject to customary closing conditions and regulatory approvals, as well as the approval of the stockholders of Proton and Northern.

On September 4, 2003, we filed a registration statement on Form S-4, including a preliminary proxy statement/prospectus relating to the acquisition of Northern.

Dr. Robert W. Shaw, Jr. is chairman of the board of the directors of Northern and chairman of the board of directors of Proton. Venture capital funds affiliated with Dr. Shaw own approximately 52% of the outstanding stock of Northern. These venture capital funds will receive substantial consideration upon exchange of their Northern stock in the Northern merger. Venture capital funds affiliated with Dr. Shaw own approximately 12% of the outstanding stock of Proton. As a result of their stock ownership in Northern, the venture funds affiliated with Dr. Shaw have the power to determine the outcome of the Northern stockholder vote on the merger. Proton’s board of directors was aware of these interests when it approved the merger and the merger agreement. Dr. Shaw did not take part in these decisions.

On May 22, 2003 we also entered into a Bonding Support Agreement and Security Agreement with Northern. Under the terms of the Bonding Support Agreement, as amended, we will provide credit support through March 31, 2004 in an amount not to exceed $3 million to Northern to secure Northern’s contractual and/or payment performance with certain customers and or suppliers. Dr. Shaw did not take part in these decisions.

On September 22, 2003 the Company entered into a Credit Agreement and Amendment to Security Agreements with Northern. Subject to the terms of the Agreement, the Company will loan to Northern up to $2,000,000 with $1,000,000 advanced by the Company to Northern immediately upon the closing date. Dr. Shaw did not take part in these decisions.

The following other significant events occurred in 2003:

•	We made a cash distribution of $1.00 per share payable on June 20, 2003 to shareholders of record as of June 6, 2003.

•	We installed a HOGEN 380 hydrogen generator for a hydrogen fuel cell bus program in Barth, Germany.

•	We reached agreement to end our Development, Marketing and Distribution Agreement for small laboratory hydrogen generators with Matheson Tri-Gas.

•	Proton was featured at a White House-sponsored event to promote President Bush’s $1.2 billion Freedom Car and Fuel initiative.

•	We promoted Dr. Larry M. Sweet to President of Proton Energy Systems, Inc. July 23, 2003.

•	We successfully tested our HIPRESS™ high-pressure cell stack modules, thereby achieving a key milestone in our Naval Research Laboratory contract funded by the Defense Advance Research Projects Agency.

•	We received a contract to develop a 1 kW regenerative solar/Proton Exchange Membrane fuel cell demonstration system from Jacobs Sverdrup Technology, Inc, a subcontractor to the U.S. Navy, for testing at the Naval Air Weapons Station at China Lake, California.

•	We strengthened our intellectual property position by bringing our total U.S. and foreign patent filings to 109. We now hold 14 issued U.S. patents and two issued European patents.

•	We resumed production and shipment of our HOGEN 40 hydrogen generators and accepted new orders for units to be delivered in the third quarter of 2003.

•	We received authorization to begin Phase II of our contract with the Naval Research Laboratory for advanced fuel cell technology development.

•	We provided an update on our three-year program to develop products for power quality and energy storage markets.

Critical Accounting Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, investments, income taxes, depreciable lives of equipment, warranty obligations, and contingency accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on March 25, 2003.

Results of Operations

Comparison of the Three Months Ended September 30, 2003 and September 30, 2002

Contract revenue.    Contract revenue decreased from $892,000 for the three months ended September 30, 2002 to $331,000 for the comparable period in 2003. The decrease was due to a reduction in research and development activity under the Naval Research Laboratory (“NRL”) contract, which was substantially completed in December 2002. In the future, we expect to generate revenue from government sponsored research and development contracts to supplement our research and development efforts.

Product revenue.    Product revenue decreased from $697,000 for the three months ended September 30, 2002 to $262,000 for the comparable period in 2003. The decrease is attributable to our deferral of revenue on our products effective the fourth quarter of 2002, as discussed below. Product revenue for the three months ended September 30, 2003 is predominantly comprised of laboratory generator product revenue recognized upon the expiration of the related warranty period.

Units shipped.    Total units shipped (excluding shipments under the STM contract) decreased from 56 for the three months ended September 30, 2002 to 22 for the comparable period in 2003. Shipments of the HOGEN 40 series units decreased from 17 for the third quarter 2002 to 2 for the third quarter 2003. Shipments of our Chrysalis series units decreased from 39 for the third quarter 2002 to 20 for the third quarter 2003. Total revenue deferred in the third quarter 2003 related to these units shipped was approximately $227,000. During 2003 the Company was in the process of replacing cell stacks in accordance with its cell stack replacement program described below and in Note 8 of the financial statements. As such, production and selling efforts of the HOGEN 40 series units has been curtailed. The decrease in Chrysalis units is attributable to the Company’s terminated agreement with Matheson Tri-Gas, Inc. in January 2003, under which the Company agreed not to sell or market the units before June 30, 2003 as discussed below.

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

Costs of contract revenue.    Costs of contract revenue decreased from $557,000 for the three months ended September 30, 2002 to $335,000 for the comparable period in 2003. The decrease in 2003 was due primarily to research and development activity under the Naval Research Laboratory (“NRL”) contract, which was substantially completed in December 2002.

Costs of production.    Costs of production decreased from $2.3 million for the three months ended September 30, 2002 to $470,000 for the comparable period in 2003. In the third quarter of 2002, the Company recorded $1.4 million to address performance problems relating to the operation of cell stacks and associated sensors in our HOGEN 40 series units. The amounts in 2002 and 2003 reflect costs associated with manufacturing, refining and delivering our hydrogen generators as well as warranty costs on units in the field. Additionally, the amount in 2002 includes costs related to product revenue recognized during the period, which were previously deferred until the expiration of the product warranty period, as well as costs associated with anticipated sales price reductions and inventory obsolescence as we transition to a new generation of the HOGEN 40 product line. Cost of production could increase if warranty experience deteriorates.

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

Research and development expenses.    Research and development expenses decreased from $2.3 million for the three months ended September 30, 2002 to $2.2 million for the comparable period in 2003. The research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to salaries and benefits for our research and development staff and materials to support our research and development projects. We expect our research and development expenses to remain level or decrease for the next twelve months.

General and administrative expenses.    General and administrative expenses increased from $2.2 million for the three months ended September 30, 2002 to $2.3 million for the comparable period in 2003. Salaries and benefits comprise approximately one-half of the general and administrative expenses.

Interest income.    Interest income decreased from $1.4 million for the three months ended September 30, 2002 to $542,000 for the comparable period in 2003. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates. The average cash and marketable securities balances for the three months ended September 30, 2003 and 2002 were approximately $102.2 million and $156.1 million, respectively. The average interest rates for the three months ended September 30, 2003 and 2002 were approximately 2.1% and 3.7%, respectively.

Interest expense.    Interest expense increased from $24,000 for the three months ended September 30, 2002 to $58,000 for the comparable period in 2003. The increase was a result of an increased average debt balance on the construction loan for our new facility of $6.6 million for the three months ended September 30, 2003 versus $5.7 million of the three months ended September 30, 2002.

Comparison of the Nine Months Ended September 30, 2003 and September 30, 2002

Contract revenue.    Contract revenue decreased from $2.7 million for the nine months ended September 30, 2002 to $607,000 for the comparable period in 2003. The decrease was due to research and development activity under the Naval Research Laboratory (“NRL”) contract, which was substantially completed in December 2002. In the future, we expect to generate revenue from government sponsored research and development contracts to supplement our research and development efforts.

Product revenue.    Product revenue decreased from $1.2 million for the nine months ended September 30, 2002 to $611,000 for the comparable period in 2003. The decrease is attributable to our deferral of revenue on our products effective the fourth quarter of 2002, as discussed above. Product revenue for the nine months ended September 30, 2003 is predominantly comprised of laboratory generator product revenue recognized upon the expiration of the related warranty period.

Units shipped.    Total units shipped (excluding shipments under the STM contract) decreased from 122 for the first nine months of 2002 to 102 for the comparable period in 2003. Shipments of the HOGEN 40 series units increased from 25 for the first nine months of 2002 to 26 for the first nine months of 2003. Shipments of our Chrysalis series units decreased from 97 for the first nine months of 2002 to 76 for the first nine months of 2003. Total revenue deferred in the first nine months of 2003 related to these units shipped was approximately $1,269,000. During 2003 the Company was in the process of replacing cell stacks in accordance with its cell stack replacement program described above and in Note 8 of the financial statements. As such, production and selling efforts of the HOGEN 40 series units has been curtailed. The decrease in Chrysalis units is attributable to the Company’s terminated agreement with Matheson Tri-Gas, Inc. in January 2003, under which the Company agreed not to sell or market the units before June 30, 2003 as previously discussed.

Costs of contract revenue.    Costs of contract revenue decreased from $1.9 million for the nine months ended September 30, 2002 to $799,000 for the comparable period in 2003. The decrease in 2003 was due primarily to research and development activity under the Naval Research Laboratory (“NRL”) contract, which was substantially completed in December 2002.

Costs of production.    Costs of production decreased from $3.5 million for the nine months ended September 30, 2002 to $1.4 million for the comparable period in 2003. In the third quarter of 2002, the Company recorded $1.4 million to address performance problems relating to the operation of cell stacks and associated sensors in our HOGEN 40 series units. The amounts in 2002 and 2003 reflect costs associated with manufacturing, refining and delivering our hydrogen generators as well as warranty costs on units in the field. Additionally, the amount in 2002 includes costs related to product revenue recognized during the period as well as costs associated with anticipated sales price reductions and inventory obsolescence as we transition to a new generation of the HOGEN 40 product line. Cost of production could increase if warranty experience deteriorates.

Research and development expenses.    Research and development expenses decreased from $6.8 million for the nine months ended September 30, 2002 to $5.7 million for the comparable period in 2003. The decrease was due to a decrease in our research and development activities related to our PEM technology in our regenerative fuel cell systems and our hydrogen generators. These research and development activities primarily related to salaries and benefits for our research and development staff and materials to support our research and development projects. In addition, in the second quarter of 2003 we recorded an offset to expenses of $480,000 related to our agreement with the Connecticut Clean Energy Fund. We expect our research and development expenses to remain level or decrease or the next twelve months.

General and administrative expenses.    General and administrative expenses increased from $5.9 million for the nine months ended September 30, 2002 to $7.4 million for the comparable period in 2003. This change reflects an increase in salaries and benefits of approximately $400,000 and an increase in professional fees of approximately $400,000 primarily related to our proposed merger with Northern Power Systems, increased facility related costs of approximately $195,000, increased customer relations/brand name related expenditures of approximately $155,000, and increased corporate and property tax expenses of approximately $250,000.

Interest income.    Interest income decreased from $4.7 million for the nine months ended September 30, 2002 to $2.2 million for the comparable period in 2003. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates. The average cash and marketable securities balances for the nine months ended September 30, 2003 and 2002 were approximately $125.2 million and $160.5 million, respectively. The average interest rates for the nine months ended September 30, 2003 and 2002 were approximately 2.3% and 3.9%, respectively.

Interest expense.    Interest expense increased from $24,000 for the nine months ended September 30, 2002 to $182,000 for the comparable period in 2003. The increase was a result of an increased average debt balance on the construction loan for our new facility of $6.7 million for the nine months ended September 30, 2003 versus $3.8 million of the nine months ended September 30, 2002.

Liquidity and Capital Resources

Since our inception in August 1996, we have financed our operations through the series A, A-1, B, B-1 and C convertible preferred stock issuances and our initial public offering that, in total, raised approximately $187.4 million. As of September 30, 2003, we had $98.4 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $10.8 million for the nine months ended September 30, 2003 and was primarily attributable to our net loss and decreases in accrued expenses, offset by increases in deferred revenue. Cash used in operating activities was $7.0 million for the comparable 2002 period and was primarily attributable to our net loss and increases in inventory and deferred costs, offset by increases in accounts payable and accrued expenses.

Cash provided by investing activities was $44.8 million for the nine months ended September 30, 2003 and was primarily attributable to maturities of marketable securities offset by purchases of marketable securities, purchase of fixed assets, issuance of a note receivable, and restricted cash. Cash provided by investing activities was $7.0 million for the nine months ended September 30, 2002 and was primarily attributable to maturities of marketable securities offset by purchases of marketable securities and fixed assets.

Cash used in financing activities was $34.0 million for the nine months ended September 30, 2003 and was attributable to our $1 per share cash distribution to shareholders. Cash provided by financing activities was $5.1 million for the nine months ended September 30, 2002 and was primarily attributable to borrowings under our debt agreement.

We anticipate that our cash and marketable securities on hand as of September 30, 2003 will be adequate to fund our operations, working capital and capital expenditure requirements for at least the next 12 months. Over the next 12 months, we expect to continue to fund the production of our hydrogen generators and to continue our research and development activities on our regenerative fuel cell systems. We cannot ensure that we will not require additional financing to fund our operations or that, if required, any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available, we may be required to delay, reduce or eliminate some of our research and development or manufacturing programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.

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

We have incurred substantial losses since we were founded and we anticipate we will continue to incur substantial losses in the future. As of September 30, 2003, we had an accumulated deficit of approximately $92.6 million. We cannot predict when we will operate profitably, if ever. We expect to continue to incur expenses related to research and development activities, expansion of our manufacturing facilities and general administrative functions. As a result, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our hydrogen generators. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

Our directors, executive officers and individuals or entities affiliated with our directors as a group beneficially own, as of September 30, 2003, approximately 18% of our outstanding common stock. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of our directors, and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us or our other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.

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

The merger will result in dilution of the ownership interest of current Proton stockholders.

Upon completion of the merger, the Northern stockholders will receive common stock representing a significant percentage of the equity ownership of the combined companies. This amount will dilute the ownership interests of the current Proton stockholders.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We hold marketable securities consisting of U.S. government and agency securities that are held by two major banking institutions. Our marketable securities portfolio of approximately $82.0 million includes three callable agency securities with a fair market value totaling approximately $7.1 million. In 2003, eleven investments approximating $70.8 million were called at par. These securities generate a higher relative rate of interest for the Company; in return, the embedded call option gives the issuer the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

ITEM 4.    Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our planned manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of September 30, 2003, approximately $44.1 million of the net proceeds of the offering had been used to fund operations and purchase fixed assets. The remaining net proceeds are invested in U.S. Government and Agency securities. In October 2001, we loaned $275,000 of the proceeds to Mr. Schroeder, who is president and a director of the Company. In July 2002, the loan was paid in full. We made a cash distribution of $1.00 per share payable on June 20, 2003 to stockholders of record as of June 6, 2003. The aggregate amount of this distribution was $33,927,297. No other portion of the proceeds of our initial public offering were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

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

On September 22, 2003, the Registrant filed a Current Report on Form 8-K describing that the Registrant and Northern Power Systems, Inc. entered into a Promissory Note and Credit Agreement and Amendment to Security Agreement.

On August 4, 2003, the Registrant filed a Current Report on Form 8-K as the Registrant issued a press release describing the results of operations for its fiscal year ended June 30, 2003.

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

Date: November 12, 2003

PROTON ENERGY SYSTEMS, INC.
(Registrant)

By:	/s/ WALTER W. SCHROEDER
Walter W. Schroeder President and Chief Executive Officer

By:	/s/ JOHN A. GLIDDEN
John A. Glidden Vice President of Finance (Principal Financial and Accounting Officer)